Form 10-Q
period 1995-09-30
CALIFORNIA FINANCIAL HOLDING CO
filed 1995-11-14
CIK 828976

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
         (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                              OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended SEPTEMBER 30, 1995

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to _________



                            Commission File No.   0-16970

                         CALIFORNIA FINANCIAL HOLDING COMPANY
               (Exact name of registrant as specified in its charter)

             DELAWARE                              68-0150457
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

     501 W. WEBER AVENUE, STOCKTON, CALIFORNIA          95203
       (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code (209) 948-6870

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes _X_ No ___

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS                  OUTSTANDING AT SEPTEMBER 30, 1995

     Common Stock, $.01 par value            4,659,031 shares

                                              Part 1. FINANCIAL INFORMATION
                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                          Consolidated Statements of Condition
                                                       (Unaudited)
                                                               Dec. 31, 1994    Sept. 30, 1995     Sept. 30, 1994
                                                              --------------    --------------     --------------
       Cash, including noninterest-bearing deposits           $   15,523,626    $    9,540,517     $   12,685,842
       Interest-bearing deposits                                   3,313,882        11,071,947          2,515,428
       Other short-term investments                                   -                   -             5,225,357

       Investment securities:
         Securities available for sale                            50,438,489       120,160,755         52,225,324
         Securities held to maturity                              52,759,609              -            52,841,096

       Mortgage-backed securities:
         Securities available for sale                             7,154,572       138,510,291          7,323,726
         Securities held for investment, net of loss
           reserves of $250,000, $497,832 and $250,000
           respectively                                          159,436,288              -           154,935,070

       Loans held for sale, at lower of cost or market             2,655,408         6,412,805          2,484,038
       Loans receivable, net of loss reserves of
        $7,725,500, $8,952,000 and $10,095,500
        respectively                                             948,202,864       954,906,524        941,766,828
       Less: loans in process                                     34,101,646        38,363,676         36,842,816
                                                              --------------    --------------     --------------
       Net loans receivable                                   $  914,101,218    $  916,542,848     $  904,924,012
                                                              --------------    --------------     --------------
       Investments in real estate held for development,
        net of loss reserves of $6,850,636, $6,393,418 and
        $5,967,098                                            $   25,233,861    $   15,457,511     $   21,339,579
       Net office property and equipment                          21,111,844        20,613,135         21,814,472
       Federal Home Loan Bank stock                                8,736,900        10,258,800          8,624,600
       Accrued interest and dividends receivable                   5,308,083         6,044,213          4,790,723
       Deposit base premium                                        2,219,999         1,348,833          2,510,388
       Other assets, net                                           7,133,371         7,390,111          5,496,144
                                                              --------------    --------------     --------------
       TOTAL ASSETS                                           $1,275,127,150    $1,263,351,766     $1,259,735,799
                                                              ==============    ==============     ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities
       Savings and checking accounts                          $1,001,070,420    $  983,717,108     $  973,904,435
       Advances from FHLB                                        110,000,000       121,000,000        115,800,000
       Collateralized mortgage obligation, net of
         discount of $85,456, $0 and $139,043                      7,897,795         6,966,252          8,077,422
       Reverse repurchase agreements                              64,978,000        59,807,000         70,712,900
       Accrued interest payable                                    1,610,640         1,772,127          1,380,900
       Other liabilities, net                                      6,352,805         6,006,658          7,030,210
                                                              --------------    --------------     --------------
       TOTAL LIABILITIES                                      $1,191,909,660    $1,179,269,145     $1,176,905,867







                                              Part 1. FINANCIAL INFORMATION
                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                          Consolidated Statements of Condition
                                                       (Unaudited)
                                                               Dec. 31, 1994    Sept. 30, 1995     Sept. 30, 1994
                                                              --------------    --------------     --------------

       Stockholders'  Equity
       Serial preferred stock, 4,000,000 shares
        authorized, no shares outstanding                               -                 -                  -
       Capital stock, 12,000,000 shares authorized
        4,626,063, 4,659,031 and 4,620,723 shares
        outstanding                                           $       46,261    $       46,590     $       46,207
       Paid in capital in excess of par                           26,207,166        26,499,563         26,144,695
       Unrealized loss on securities available for sale,
         net of tax effect                                        (1,186,069)         (646,177)          (855,947)
       Retained earnings, substantially restricted                58,150,132        58,182,645         57,494,977
                                                              --------------    --------------     --------------
       TOTAL STOCKHOLDERS' EQUITY                             $   83,217,490    $   84,082,621     $   82,829,932
                                                              --------------    --------------     --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,275,127,150    $1,263,351,766     $1,259,735,799
                                                              ==============    ==============     ==============







































                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                            Consolidated Statements of Income
                                                       (Unaudited)

                                                For the three months ended:          For the nine months ended:
                                             Sept. 30, 1995    Sept. 30, 1994    Sept. 30, 1995    Sept. 30, 1994
                                             --------------    --------------    --------------    --------------

       INTEREST INCOME
       Interest and fees on loans            $  18,548,677     $  16,337,328     $  53,663,189     $  49,137,380
       Interest and dividends on                 4,842,069         4,531,180        14,100,247        10,774,712
        investments                          -------------     -------------     -------------     -------------
       TOTAL INTEREST INCOME                 $  23,390,746     $  20,868,508     $  67,763,436     $  59,912,092
                                             -------------     -------------     -------------     -------------
       INTEREST EXPENSE
       Interest on savings                   $  12,283,277     $   9,780,059     $  35,980,585     $  27,537,536
       Interest on short-term borrowings         1,217,613           805,798         3,261,288         1,047,988
       Interest on long-term borrowings          1,925,780         1,892,762         5,496,326         5,513,674
                                             -------------     -------------     -------------     -------------
       TOTAL INTEREST EXPENSE                $  15,426,670     $  12,478,619     $  44,738,199     $  34,099,198
       Less: Interest capitalized                  (26,296)         (106,929)         (146,149)         (447,573)
                                             -------------     -------------     -------------     -------------
       NET INTEREST EXPENSE                  $  15,400,374     $  12,371,690     $  44,592,050     $  33,651,625
                                             -------------     -------------     -------------     -------------
       NET INTEREST INCOME                   $   7,990,372     $   8,496,818     $  23,171,386     $  26,260,467
                                             -------------     -------------     -------------     -------------
       Provision for loan losses                    67,300           740,000         1,633,500           781,000
                                             -------------     -------------     -------------     -------------
       NET INTEREST INCOME LESS PROVISION    $   7,923,072     $   7,756,818     $  21,537,886     $  25,479,467
         FOR LOAN LOSSES                     -------------     -------------     -------------     -------------
       OTHER INCOME
       Gain (loss) on sale of:
         Loans                               $      (3,154)    $      23,819     $      65,706     $      51,746
         Real estate held for investment
          or sale                                   32,289             3,681           (38,960)          541,501
         Trading and available for sale
          securities, net                          136,351           186,720           115,435          (251,525)
       Provision for losses on real
        estate                                    (180,000)       (2,550,000)       (3,725,324)       (4,035,000)
       Operating losses on foreclosed
        real estate                               (125,477)         (362,108)         (491,397)         (728,681)
       Loan servicing fee income                   376,690           339,608         1,122,413           917,630
       Fee income from operations                  971,391           904,533         2,832,075         2,715,885
       Writedown of other assets                  (260,924)         (410,000)         (816,413)         (470,000)
       Other loss, net                             (29,559)         (334,505)          (77,121)         (300,896)
                                             -------------     -------------     -------------       -----------
       TOTAL OTHER INCOME (LOSS)             $     917,607     $  (2,198,252)    $  (1,013,586)    $  (1,559,340)
                                             -------------     -------------     -------------     -------------
       NONINTEREST EXPENSE
       Compensation and related benefits     $   2,692,429     $   2,908,988     $   7,291,195     $   8,742,646
       Occupancy                                   815,375           787,591         2,330,366         2,249,559
       Advertising and promotion                   272,309           285,462           812,740           721,167
       Data processing                             506,415           482,653         1,576,053         1,435,121
       Insurance                                   702,066           627,255         2,044,183         1,997,429






                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                            Consolidated Statements of Income
                                                       (Unaudited)

                                                For the three months ended:          For the nine months ended:
                                             Sept. 30, 1995    Sept. 30, 1994    Sept. 30, 1995    Sept. 30, 1994
                                             --------------    --------------    --------------    --------------

       Other general & administrative
        expense                                    936,476           913,198         2,789,109         3,057,499
                                             -------------     -------------     -------------     -------------
       TOTAL GENERAL & ADMINISTRATIVE
        EXPENSE                              $   5,925,070     $   6,005,147     $  16,843,646     $  18,203,421
       Amortization of deposit base
        premium                                    290,389           191,552           871,166           871,166
                                             -------------     -------------     -------------     -------------
       TOTAL NONINTEREST EXPENSE             $   6,215,459     $   6,196,699     $  17,714,812     $  19,074,587
                                             -------------     -------------     -------------     -------------
       Income (loss) before taxes            $   2,625,220     $    (638,133)    $   2,809,488     $   4,845,540
       Income tax expense (benefit)              1,100,670          (758,299)        1,245,472         1,507,200
                                             -------------     -------------     -------------     -------------
       NET INCOME                            $   1,524,550     $     120,166     $   1,564,016     $   3,338,340
                                             =============     =============     =============     =============
       EARNINGS PER SHARE                    $        0.32     $        0.02     $        0.33     $        0.71
                                             =============     =============     =============     =============
       CASH DIVIDENDS PER SHARE              $        0.11     $        0.11     $        0.33     $        0.33
                                             =============     =============     =============     =============


































                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                                                 Sept. 30, 1995    Sept. 30, 1994
                                                                                 --------------    --------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                $   1,564,016     $   3,338,340
       Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of:
           Loan premium                                                                   --             227,329
           Deferred loan fees                                                       (2,152,692)       (3,248,439)
           Discount amortization on mortgage-backed bonds                               85,456           434,757
           Deposit base premium                                                        871,166           871,166
         Net (gain) loss on sale of:
           Loans                                                                       (65,706)          (51,746)
           Real estate held for development or sale                                     38,960          (541,501)
           Securities                                                                 (115,435)          251,525
         Provision for losses on:
           Loans                                                                     1,633,500           781,000
           Real estate held for development or sale                                  3,725,324         4,035,000
         Depreciation and amortization                                               1,941,964         1,703,908
         Decrease in income taxes payable                                             (279,453)       (3,014,390)
         Net increase in accrued interest payable                                      161,487           621,157
         Net increase in accrued interest receivable                                  (736,130)         (306,687)
         Mortgage loans originated as held for sale                                (66,385,020)      (38,776,037)
         Proceeds from loans sold                                                   62,693,329        60,038,650
         Purchase of trading account securities                                           --         (38,468,442)
         Sale of trading account securities                                               --          41,186,243
         Other, net                                                                 (1,095,298)       (2,138,438)
                                                                                 -------------     -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $   1,885,468     $  26,943,395

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal payments on loans                                             $ 139,725,900     $ 185,701,902
         Mortgage loans originated as held for investment                         (145,320,834)     (254,354,184)
         Purchase of loan participations                                              (559,629)      (15,587,894)
         Purchase of securities held for investment or sale                        (38,710,969)     (144,048,609)
         Maturity and payments of securities held for investment or sale            18,555,547        13,741,103
         Sale of securities available for sale                                      31,388,769         9,090,889
         Purchase of office property and equipment, net                             (1,443,255)       (3,606,729)
         Purchase of FHLB stock and FHLMC preferred stock                           (1,521,900)         (511,717)
         Investment in real estate held for development or sale                     (5,936,086)       (5,881,534)
         Proceeds from sales of real estate held for development or sale             8,639,825        10,365,291
         Proceeds from sale of foreclosed property                                   7,540,452         4,292,081
         Other, net                                                                  1,311,757        (1,807,770)
                                                                                 -------------     -------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       $  13,669,577     $(202,607,171)

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) increase in deposit accounts                             $ (12,699,107)    $  87,429,099
         Net (decrease) increase in checking accounts                               (4,654,205)        1,417,452
         Proceeds from FHLB advances                                                84,300,000       183,000,000
         Repayments of FHLB advances                                               (73,300,000)     (178,000,000)
         Securities sold under agreement to repurchase, net                         (5,171,000)       70,712,900




                                          CALIFORNIA FINANCIAL HOLDING COMPANY
                                                    AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                                                 Sept. 30, 1995    Sept. 30, 1994
                                                                                 --------------    --------------

         Payments on mortgage-backed bonds                                          (1,016,999)       (6,504,438)
         Bank and other borrowings, net                                                   --            (396,236)
         Proceeds from stock options exercised and dividends reinvested                292,726           342,364
         Dividends paid to shareholders                                             (1,531,504)       (1,520,054)
                                                                                 -------------     -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       $ (13,780,089)    $ 156,481,087
       Cash and cash equivalents at the beginning of the year                       18,837,508        39,609,316
                                                                                 -------------     -------------
       CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                 $  20,612,464     $  20,426,627
                                                                                 =============     =============
       Supplemental disclosures of cash flow information:
         Interest paid                                                           $  44,576,712     $  30,854,010
         Cash payments of income taxes                                               1,835,852         3,372,090
       Supplemental disclosures of noncash investing and financing activities:

         Additions to real estate acquired through foreclosure                       4,232,125         4,578,015
         Transfer of securities from trading to held to maturity portfolio                --           4,875,000
         Transfer of securities from trading to available for sale portfolio              --          10,014,089
         Transfer of securities from held to maturity to available for sale        223,766,211              --

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION

       California Financial Holding Company ("Company") was incorporated in 1988 in the State of Delaware. Its principal asset is Stockton Savings Bank ("Stockton Savings" or "Bank") a wholly-owned subsidiary which has been in existence since 1887. The investment in Stockton Savings is the Company's primary asset with the only other asset consisting of $2.2 million in cash, the result of dividends paid by the Bank to the Company. Because the Bank represents the Company's major asset, discussion in this text will focus primarily on the activities of Stockton Savings.

       Total assets decreased by $12 million this year as a result of declines in the balance of securities and real estate. In an effort to restructure the balance sheet, the Bank sold $31 million in fixed-rate mortgage-backed securities held as available for sale. A $10 million reduction in the balance of real estate held was also responsible for the decline in assets.

       Loan origination volume for the first nine months of 1995 totalled $211.7 million compared to volume of $293.1 million for the first nine months of 1994. The decrease in refinance activity was the largest single factor affecting volume this year as it only represented $49 million of total originations this year compared to $109 million for the first nine months of 1994. The increase in interest rates, beginning in the second quarter of 1994, was primarily responsible for the decline in originations due to refinancings. Construction loan originations declined by $8 million for the first nine months of this year compared to the previous year, also contributing to the decline in lending volume. The continued weakness in the housing market is the primary cause of the reduced construction lending activity. Loan volume is expected to remain fairly flat for the remainder of the year.

       A breakout of lending volume by type is shown below for the periods indicated:
                                                   Originations through
                                                       September 30
                                                      (in millions)
                                                     1995         1994
             Short-term construction loans        $  100.8      $ 109.0
             Permanent fixed-rate loans               41.9         69.8
             Permanent adjustable-rate loans          69.0        114.3
                                                  --------      -------
                     TOTAL ORIGINATIONS           $  211.7      $ 293.1
                                                  ========      =======

       In addition to the reduced permanent lending volume caused by a reduction in refinance activity, the declining rate environment in the current year led to increases in the origination of fixed-rate mortgage lending relative to adjustable. Historically, adjustable-rate mortgages have been more popular in periods of rising interest rates, due particularly to attractive start rates offered on this product. Alternatively, fixed-rate mortgages have been more popular in low rate environments as the borrower seeks to lock in a low fixed rate. The Bank has traditionally retained most adjustable-rate product in portfolio and sold most permanent fixed-rate mortgages in an effort to limit exposure to the interest rate risk inherent in the balance sheet. Loan sale activity of $63 million was roughly equivalent to the prior year volume of $60 million. Lower prepayment and refinance activity on loans in the current year have led to an increase in the balance of loans serviced for others to $538.9 million from $506.9 million a year ago.

       The balance of real estate held for development or sale has declined by $6.7 million from a year ago and by $6.2 million in the current year.
     Real estate held by the Bank at quarter-end consisted of $6.9 million in real estate owned through foreclosure and $8.5 million in real estate held for investment purposes. The Bank is currently in the process of disposing of its real estate investments due to regulatory constraints.
     As a result, the balance has declined steadily over the past several years. Although real estate investment sales have totalled $8.6 million this year, the continued build-out of projects requiring the disbursement of additional funds has somewhat reduced the benefit of these sales.
     Some of the decline in the balance of real estate investments this year has come about through the establishment of $2.9 million in additional loss reserves. The balance of real estate investments should continue to decline through the end of 1995 as current sales contracts exist that anticipate the bulk sale of additional lots by year end. The Bank will provide the financing on these sales at market terms. It is anticipated that the Bank will be out of its real estate investments by mid-1996.

       Although the balance of real estate owned through the foreclosure process has remained fairly flat from a year ago, it has dropped by $3.6 million from year-end 1994. Additions to real estate owned have totalled $4.2 million this year while sales have been roughly $7.5 million. The balance of real estate owned through the foreclosure process is anticipated to decline further as the level of troubled assets appears to have leveled out and is beginning to decline. (See "Asset Quality" for further discussion.)

       A breakdown of the Bank's portfolio of real estate held is shown below as of the dates indicated:

                                            Real Estate Held for Development
                                                        or Sale, net
                                                       (in thousands)

                                               12/31/94   9/30/95   9/30/94
         Real estate owned through foreclosure $  10,543 $   6,931 $   6,156
         Real estate held for development         14,691     8,527    15,184
                                               --------- --------- ---------
         TOTAL                                 $  25,234 $  15,458 $  21,340
                                               ========= ========= =========

       Effective January 1, 1994, the Bank implemented FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires that debt and equity securities be classified as either held to maturity, available for sale or held for trading. The new pronouncement severely restricts the transfer of assets between classifications. At September 30, 1995, the Bank held $120.2 million in investment securities designated as available for sale and $138.5 million in mortgage-backed securities with a similar designation. During the third quarter, the Bank made a decision to restructure its balance sheet by selling $31 million in fixed-rate mortgage-backed securities. As a result, the Bank's entire investment portfolio, originally classified as held for investment, was
     redesignated as available for sale as of quarter-end.   At quarter-end,
     the investment portfolio was adjusted to market value with the after-tax net loss of $646,000 shown as a deduction from stockholders' equity. In the past, the Bank designated certain investments under active management as held for trading purposes. The Bank discontinued the active management of these funds in the second quarter of 1994, eliminating the designation of assets as held for trading purposes.

       The $11.8 million decline in assets that occurred this year corresponded with a $49.1 million decline in the balance of brokered deposits outstanding offset by $31.7 million of growth in retail deposits. In addition, the level of borrowings outstanding decreased by $4.9 million.


     RESULTS OF OPERATIONS

       The Company earned $1.6 million or $.33 per share for the first nine months of 1995 compared to earnings of $3.3 million or $.71 per share for the first nine months of 1994. The Company earned $1.5 million in the current quarter or $.32 per share. Earnings for the third quarter of 1994 totalled $120,000 or $.02 per share.

       Improved earnings in the current quarter over the second quarter can be attributed to increased margins, reduced losses taken on assets and steady noninterest expense. Year to date earnings consist almost entirely of profits generated in the third quarter as earnings in the first quarter were eliminated by writedowns taken on real estate in the second quarter.

       The table below breaks out the components of the Bank's margin and spread for the periods indicated:

                                   Average for the quarter      Average for the Nine      *Weighted average as of
                                       ended Sept. 30           Months ended Sept. 30             Sept. 30
                                   -----------------------      ---------------------      ----------------------

                                                    Basis-                      Basis-                     Basis-
                                                    point                       point                       point
                                   1995     1994    change    1995     1994     change    1995     1994    change
                                   ----     ----    ------    ----     ----     ------    ----     ----    ------
       Yield on interest-
        earning assets:
          Loan portfolio yield     8.00%    7.31%    0.69%    7.70%    7.55%     0.15%    7.72%    6.98%    0.74%
          Yield on marketable
           investments             6.67     6.32     0.35     6.58     6.02      0.56     6.70     6.29     0.41
          Weighted yield on
           assets                  7.68     7.07     0.61     7.44     7.22      0.22     7.48     6.80     0.68

       Cost of funds:
          Cost of deposits         4.99%    4.10%    0.89%    4.82%    4.00%     0.82%    4.98%    4.16%    0.82%
          FHLB advances &
           other borrowings        6.29     5.49     0.80     6.13     5.50      0.63     6.13     5.47     0.66
          Weighted cost of
           funds                   5.20     4.30     0.90     5.02     4.17      0.85     5.17     4.38     0.79

       Interest rate spread        2.48%    2.77%   (0.29)%   2.42%    3.05%    (0.63)%   2.32%    2.47%   (0.15)%
       Net yield on interest-
        earning assets             2.62%    2.88%   (0.26)%   2.54%    3.17%    (0.63)%   2.45%    2.55%   (0.10)%

     * Does not consider the effect of amortization of loan fees.

       Reduced net interest income caused by declining spreads in the current year and quarter was partially offset by increases in the average balance of interest earning assets over the same time frames as well as by an improvement in the level of interest-earning assets relative to interest-bearing liabilities.

       Due to the nature and composition of the Bank's balance sheet, yields on assets tend to lag the general market, while the cost of interest-bearing liabilities are somewhat more responsive to current market interest rates. As a result, spreads are positively impacted in periods of falling interest rates and negatively impacted in rising rate environments. For the first half of 1995, asset yields remained fairly flat as the Bank continued to add lower-yielding adjustable mortgages to the earning asset portfolio. At the same time, interest-bearing liabilities continued to steadily increase. During the third quarter, spreads began to improve as a result of the declining rate environment. Asset yields increased as adjustable mortgages repriced upwards while funding costs remained flat.

       Loan interest income increased by roughly $4.5 million for the first nine months of 1995 compared to 1994 and increased by $2.2 million for the quarter relative to 1994's third quarter. A 15-basis point increase in the average yield on the loan portfolio in the current year, having a $949,000 positive impact on loan interest income, as well as a $61.3 million increase in the average balance of loans outstanding, benefiting interest income by $3.6 million, led to the increase in income reported. The average yield on the loan portfolio increased by 69-basis points this quarter compared to the third quarter of last year, benefiting interest income by $1.5 million. In addition, the average balance of loans outstanding increased by $34.2 million for the quarter, adding $641,000 to interest income. The upward repricing on 6-month adjustable rate mortgages indexed to COFI was primarily responsible for the improved yield this year compared to the previous year.

       The steady increase in COFI this year, combined with the increase in starting rates on new adjustable product added to the portfolio, added 8-10 basis points to the Bank's loan portfolio on a monthly basis this quarter. The benefits from the continued upward repricing of this portfolio should continue throughout 1995 regardless of the direction of rates. The increase in the average balance of loans outstanding this year as well as this quarter relative to the third quarter of last year was the result of a conscious effort by the Bank to leverage equity in mid-1994.

       Investment interest has increased by $3.3 million during the current year relative to the first nine months of 1994. A 56-basis point increase in portfolio yields led to increased earnings of $1.1 million and an increase in the average balance of investments outstanding of $47.5 million benefited earnings by an additional $2.3 million. Investment interest increased by $311,000 this quarter compared to the third quarter of 1994, again due primarily to the 35-basis point increase in the average yield on the portfolio. The Bank held a significantly larger portfolio of overnight funds during the first half of 1994 which were replaced with higher-yielding investments during the latter half of last year, accounting for much of the increase in yields.

       The Bank's cost of funds has continued to increase in 1995 in response to the increase in rates that began in March of 1994. The interest costs associated with deposits are up this year by $8.4 million from 1994 levels, due primarily to an 82-basis point increase in average deposit costs, increasing expense by $6.0 million, as well as to a $77.3 million increase in the average balance of deposits, increasing expense by $2.4 million. Deposit costs are also up by $2.5 million this quarter compared to the third quarter of 1994, $2.2 million due to an 89-basis point increase in average deposit costs and $325,000 due to a $29.9 million
     increase in the average balance of deposits outstanding.   Roughly 30% or
     $22 million of the increase in the average balance of deposits outstanding relates to brokered funds. During the second half of 1994, the Bank undertook a growth strategy which was partially funded through the use of brokered deposits. The remaining growth in deposits occurred through retail operations. Deposit costs flattened out considerably in the third quarter and are expected to decline in the fourth quarter, corresponding to the roll of a considerable balance of high-costing accounts.

       The Bank's deposit costs include the negative impact of interest rate swaps. The swaps are structured for the Bank to pay a fixed amount of interest on a notional principal amount and to receive a variable amount of interest indexed to COFI on the same notional amount. This structure is designed to act as a hedge in periods of rising interest rates. As a result, as the general interest rate environment increases, the Bank receives a benefit from the swaps while the reverse holds true in periods of falling rates. It should be noted that since the swaps are tied to COFI, which is a lagging index, the impact of any changes in the index will lag the general interest rate market, thereby providing a lagging benefit in periods of rising interest rates with the reverse holding true in falling rate environments. The swaps added $1.1 million to interest expense in 1995 compared to $2.5 million for the first nine months of 1994. Swap costs of $279,000 were incurred for the third quarter of this year compared to $813,000 for the third quarter of 1994. The decline in the impact of interest rate swaps on deposit expense this year is due to the steady increase in COFI this year as well as to the maturity in February of a $25 million high-costing swap. It is anticipated that, although the swaps will continue to have a negative impact on deposit costs in the future (as COFI appears to have peaked), the impact will be reduced due to the scheduled maturity of an additional $25 million in swaps later this year.

       Interest costs on borrowings increased by $2.2 million this year compared to the first nine months of 1994 and increased by $445,000 this quarter relative to the third quarter of 1994. An increase in the average cost of borrowings of 63-basis points was responsible for $556,000 of the increase on a year to date basis and an 80-basis point increase in the cost of borrowings in the third quarter relative to the third quarter last year added $291,000 to borrowing costs this quarter. Additionally, a $31.6 million increase in the average balance of borrowings outstanding on a year to date basis added $1.6 million to interest expense in the current year compared to the first nine months of 1994. Average borrowings increased by $3.3 million this quarter compared to the third quarter of 1994, adding just $56,000 to borrowing costs in the current quarterly
     period.   The average borrowing balances increased on a year to date basis due to the growth strategy discussed above and consisted primarily of reverse repurchase agreements. The increase in the average cost of borrowings this year related primarily to the increase in the rates on the Bank's COFI-based advances as well as to the addition in the current year of higher-costing fixed-rate advances.

       Spreads began to increase in the third quarter and are predicted to continue to widen as the current declining rate environment has stabilized funding costs while asset yields continue to reprice upwards in relation to COFI.

       The Bank's average margin relative to spread began increasing in the current quarter. The Bank's success in reducing its level of nonperforming assets over the past six months as well as the increased sell-off of real estate held for development purposes has provided the improvement. The continued sell-off of real estate investments in the fourth quarter should lead to further improvement.

       Loan loss provisions established during the year totaled $1.6 million. Roughly $260,000 of the total reserves established were general in nature with the remainder specific, relating primarily to a construction loan made to facilitate the sale of real estate investments in a market area that is currently suffering from a rapid decline in value. Minimal reserves were established in the current quarter.

       Noninterest income of $918,000 was reported for the quarter compared to noninterest losses of $2.2 million reported in the third quarter of 1994. On a current year to date basis, noninterest losses totalled $1.0 million with noninterest losses of $1.6 million recorded in 1994. Losses of $3.5 million taken in the second quarter of 1995 on real estate held for development or sale purposes were responsible for most of the noninterest losses taken during the current year. Writedowns of $476,000 taken in the first quarter on FHA Title I securities added to the level of losses incurred on a year to date basis. Fee income, consisting primarily of servicing spreads on sold loans as well as fees earned on deposit and loan products, increased by 8.9% this year due to increased efforts by the Bank to market fee-generating products.

       Noninterest income, with the exception of fee and servicing income, which have proven to be steady, consistent sources of revenue for the Bank, is expected to remain minimal for the remainder of the year due to the lack of margins on the sale of real estate and loans.

       Noninterest expense has decreased by $1.4 million this year compared to the first nine months of 1994. On a quarterly basis, expenses are down $80,000 from the third quarter of 1994. The decline in expenses on a year to date basis is primarily due to a $1.5 million reversal of pension expense in the second quarter of 1995 to reflect the Bank's change from a defined benefit pension plan to a 401(k) profit sharing plan for its employees. The change has resulted in somewhat reduced benefit expenses in the third quarter of 1995. Excluding the one time benefit received on pension expense, noninterest expense on a year to date basis increased by only a minimal amount. Although deferred salary expense (a reduction from compensation expense) has declined this year due to reduced loan origination volume, it has been more than offset by declines in other compensation expenses.

       The effective tax rate for the first nine months of 1995 was 44.3% compared to a rate of 31.1% for the first nine months of 1994. The high rate this year is due to the low level of income in the current year combined with a flat tax paid to the state of Delaware. The effective rate for 1994 included a $500,000 one-time tax benefit taken in the third quarter which was the result of a settlement with the IRS regarding the tax treatment for the amortization of core deposit intangibles.

     ASSET QUALITY

       The Bank continued to improve its level of nonperforming assets in the current quarter, due largely to a decline in 90 day delinquent loans. Sales of foreclosed property in the current year totalled $7.5 million compared to sales of $4.3 million through the first nine months of 1994.


       Detail on nonperforming assets is shown in the table below for the dates indicated:
                                                  Nonperforming Assets
                                                      September 30
                                                     (in thousands)
                                                    1995            1994
       Loans 90 days or more delinquent        $   4,994         $  9,560
       Troubled debt restructurings                7,551           17,957
       Real estate owned through foreclosure       6,931            7,273
                                               ---------         --------
       Net nonperforming assets                $  19,476         $ 34,790
                                               =========         ========
       Nonperforming assets/Total assets            1.54%        2.76%

       As indicated above, the level of nonperforming assets has decreased by roughly $15.3 million from the prior year. Non-performing assets as a percentage of total assets was 1.54% at quarter end compared to 2.76% a year ago.

       Nonperforming assets as of September 30, 1995 consisted of the following asset types:
                                                  Nonperforming Assets by Type
                                                         (in thousands)
                                                         Sept. 30, 1995
       Commercial and multi-family real estate          $   3,588
       Construction                                         3,890
       1-4 family homes                                     7,609
       Land                                                 4,389
                                                          -------
                                                          $19,476
                                                          =======
       By policy, the Bank does not accrue interest on loans that are 90 days or more delinquent. Interest on troubled debt restructurings is recorded on a cash basis only. Foregone interest on nonperforming loans through the first nine months of 1995 totaled $575,000. Life-to-date unrecorded interest on these same loans totaled $2.5 million through quarter-end. A total of $394,000 in interest income has been recorded on these loans so far this year.

       Troubled debt restructurings represent loans that have been modified, usually as a result of financial difficulties experienced by the borrower, to terms that are more favorable than what would normally be offered. These modifications usually involve either a reduction in rates to below market, capitalization of interest due or the requirement that monthly payments equate to the level of cashflow on the underlying property. The Bank's largest restructured assets are $4.7 million on two construction projects where loans were made to facilitate the sale of real estate investments. The underlying properties have experienced a significant decline in value and the borrowers have limited financial resources. Specific loan loss reserves on these two assets total $1.0 million. A majority of the restructured speculative development loans are in some stage of delinquency. At quarter-end, $3.6 million in restructured debt was more than 90 days delinquent. The restructured debt total includes $1.1 million in interest that has been capitalized but has not been recognized in income. An additional $362,000 in interest has been accrued at quarter-end but not included in income.

       As of quarter end, the Bank had roughly $2.2 million in potential problem loans which are currently in a performing status. There is some doubt as to whether these loans will continue in performing status, however. All potential problem loans have been classified for regulatory purposes.

       The Bank's level of general loan loss reserves has declined since a year ago. The level of general loss reserves outstanding at any point in time is largely dependent on the amount and type of loans outstanding, level of classified and nonperforming loans and historical loss experience. An excess of general loss reserves on loans was identified last year which was transferred to general reserves on real estate. The general reserves on real estate have been utilized as specific reserves on certain properties or have been taken as writedowns.

       The following table identifies the Bank's general loan loss reserve at September 30, 1995 by loan type:
                                           Reserves       Percent of loans
                                        (in thousands)    in each category
                                          at 9/30/95       to total loans
       1-4 family permanent loans            $  1,888           76.5
       Multi-family loans                       1,011            3.9
       Commercial real estate loans             1,265            5.9
       Land, construction and                   3,108           13.7
       development loans                     --------         ------
       TOTAL                                 $  7,272          100.0%
                                             ========         ======

       Although total general loan loss reserves have declined by $878,000 from a year ago, the level of general loss reserves to nonperforming assets has increased from 26.64% to 37.34%.

       There were no general loss reserves on real estate owned through
     foreclosure or for investment purposes at September 30, 1995.   General
     loss reserves on real estate owned totalled $1.1 million at September 30, 1994 and general reserves on real estate held for investment purposes totalled $700,000.

       Activity in the allowances for both loans and real estate for the first nine months of 1995 is summarized below:

                                            Loss Reserves
                                            (in thousands)
                                        Loans       Real Estate
       Balance, December 31, 1994    $   7,726       $   6,851
       Provision for losses              1,634           3,725
       Charge-offs                        (407)         (4,183)
       Recoveries                           --              --
                                     ---------       ---------
       Balance, September 30, 1995   $   8,952       $   6,393
                                     =========      ==========

       The Bank is required by regulation to classify and monitor all assets exhibiting a defined weakness. The Bank's level of classified assets is summarized in the following table for the dates indicated:
                                  Classified Assets
                                    (in thousands)
                                        as of
                          12/31/94    9/30/95     9/30/94
       Substandard        $ 56,844   $ 43,987    $ 55,900
       Doubtful                 --         --         150
       Loss                  6,237     11,159       6,140
                          --------   --------    --------
       TOTAL              $ 63,081   $ 55,146    $ 62,190
                          ========   ========    ========

       The level of total classified assets declined by $7.0 million from the previous year due primarily to the improved performance of a $5 million troubled debt restructuring and the successful sale of foreclosed real estate. The level of assets classified as "loss" increased by $5.0 million as a result of the significant reserves established on real estate investments in the second quarter of this year. Alternatively, the level of "substandard" assets declined by $11.9 million due to the above-mentioned reasons.

       It is anticipated that the level of classified assets will continue to decline due to the projected liquidation of the Bank's portfolio of real estate held for investment purposes.

     INTEREST RATE SENSITIVITY

       The Bank's balance sheet has historically been exposed to some level of interest rate risk in a rising rate environment as most of its assets were in the form of long-term, fixed-rate mortgages which were funded with short-term, frequently repricing deposits. During the past several years, a concerted effort has been made to portfolio more adjustable-rate loans, selling off fixed-rate product. This effort has helped in reducing interest rate exposure in rising rate environments although the benefits are somewhat mitigated by the lagging effects of the index used on the adjustable product as well as by the six month average repricing period and periodic rate caps inherent in these loans. The negative impact of the lagging characteristics of these assets on net interest income in a rising rate environment is not as significant in a gradually rising rate environment as it is in a period when rates accelerated as rapidly as they did in 1994.

       The Bank made a conscious decision to grow assets during 1994, purchasing roughly $84.5 million in 15-year, fixed-rate, mortgage-backed securities and $15.9 million in 15-year, fixed-rate mortgages in the first and second quarters of the year. The growth was taken on as a result of a desire by Bank management to leverage excess regulatory capital, after experiencing virtually no growth over the prior four years due to capital constraints related to investments in real estate. The growth was funded with a combination of long-term, fixed-rate borrowings and short-term reverse repurchase agreements. The growth strategy has increased the interest rate risk inherent in the balance sheet. Management felt that the assumption of additional risk was warranted given the Bank's balance sheet structure prior to the decision to grow assets and management's long-term view regarding the future direction of interest rates.

       The decline in net interest income over the past year, in spite of strong asset growth, is indicative of the Bank's continued exposure to rising interest rates. As a result, additional balance sheet restructuring occurred in the third quarter. More specifically, the Bank sold $31 million of the fixed-rate mortgage-backed securities during the quarter, using the cash to repay short-term borrowings. The securities were originally designated as held for investment purposes and the sale "tainted" the Bank's remaining investment portfolio, requiring the reclassification of the portfolio to available for sale. At September 30, 1995, $258.7 million in investments were designated as available for sale, requiring a $646,000 deduction from capital to reflect the after-tax unrealized loss on the mark-to-market of the available for sale investment portfolio.

       It is anticipated that further restructuring will occur in the fourth quarter through the sale of additional fixed-rate mortgage-backed securities, replacement of short-term borrowings with long-term fixed-rate advances and the replacement of fixed- rate assets sold with more rate-sensitive products.

     LIQUIDITY AND CAPITAL RESOURCES

       The Bank is required by regulation to maintain cash and certain short-term eligible investments equal to 5% of the average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar month. At September 30, 1995, this liquidity ratio was 5.60%.

       The Bank generally has the ability to originate more loans than it can portfolio and has relied heavily on loan prepayment and sale activity to maintain desired growth levels. Asset growth is generally funded through the Bank's internal retail branch system and, on occasion, through the acquisition of branches from other depository institutions within the Bank's market area. Growth is also funded to a lesser degree with advances from the Federal Home Loan Bank and through the use of short-term reverse repurchase agreements and brokered deposits.

       As of September 30, 1995, the Bank had approximately $155.3 million in collateral still available for short-term reverse repurchase agreements. These agreements are generally utilized on a short-term basis to meet daily operating needs. However, beginning in the second quarter of last year, Bank management initiated a balance sheet growth strategy incorporating the use of these short-term borrowings on a longer-term basis. For a further discussion of this strategy, see "Interest Rate Sensitivity". Additional short-term cash needs can also be met through the use of a line of credit with the FHLB. At quarter-end, approximately $196.8 million was still available through this borrowing source.


     REGULATION

       Under the Financial Institutions Reform, Recovery and Enforcement Act signed into law on August 9, 1989, financial institutions were required to meet three regulatory capital requirements: a tangible capital requirement, a core capital requirement and a risk-based capital requirement.

       Tangible capital is defined as common stock, retained earnings, noncumulative preferred stock less intangibles and a specified phase-out of certain real estate and equity investments and must equal 1.5% of tangible assets. Core capital is defined as tangible capital plus certain intangibles and must equal 3% of tangible assets. Risk-based capital is core capital plus general loan loss reserves and must equal 8% of risk-weighted assets.

       The Bank's regulatory capital position at September 30, 1995 is identified in the following schedule:

                                               Regulatory capital position
                                                      (in thousands)
                                            Tangible       Core      Risk-based
       Book capital                       $ 81,814      $ 81,814      $ 81,814
       Real estate investment deduction     (5,234)       (5,234)       (5,234)
       Intangible deduction                 (1,349)       (1,349)       (1,349)
       General loan loss reserves               --            --         7,272
       Miscellaneous                           636           636           294
                                          --------      --------      --------
         Net regulatory capital           $ 75,867      $ 75,867      $ 82,797
       Minimum required                     18,965        37,931        55,189
                                          --------      --------      --------
         Excess over minimum              $ 56,902      $ 37,936      $ 27,608
                                          ========      ========      ========
       Excess over "well capitalized"     $ 12,649         N/A        $ 13,811
                                          ========                    ========
       Capital Ratio                          6.00%         6.00%        12.00%

       The Bank is currently considered "well capitalized" by regulatory definition which has a positive impact on the level of deposit insurance premiums assessed and provides the Bank additional operating flexibility. There are several adjustments made to the level of capital reported on a financial basis as compared to capital reported on a regulatory basis. Certain intangible assets such as core deposit premiums are excluded from regulatory capital. In addition, any investments in nonincludable subsidiaries are also deducted from capital, subject to a phase-out rule. Any adjustments made to capital due to the mark to market of the available for sale portfolio are also excluded from capital. Regulation also limits the amount of general loan loss reserves includable in risk-based capital to 1.25% of risk-weighted assets. At September 30, 1995, the Bank had not hit this maximum and as a result, the full amount of general loan loss reserves was included in risk-based capital.

       The well capitalized designation requires that an institution's risk-based capital to risk-weighted assets exceeds 10%, its Tier 1 risk-based capital ratio (which is similar to the risk-based ratio but excludes the inclusion of general loan loss reserves) must exceed 6% of risk-weighted assets and its core capital ratio must exceed 5% of total adjusted assets. At September 30, 1995, the Bank's risk-based capital, Tier 1 risk-based and core ratios were 12.00%, 11.00% and 6.00%, respectively.

       Currently, as part of a phase-out schedule, 60% of loans to and investments in subsidiaries invested in real estate development is deducted from regulatory capital. At September 30, 1995, the Bank's fully phased-in, risk-based capital ratio (deducting all $8.7 million in subsidiary investments) was 11.57%, $24.1 million above the 8% minimum requirement and $10.3 million above the 10% requirement to be considered "well capitalized". Based on the above and the Bank's current strategy to accelerate the sale of real estate held for investment purposes, it is not anticipated that the Bank will have any problems in meeting future scheduled phase-out requirements, the next one to take effect on July 1,

     1996, increasing the phase-out percentage from the current 60% to 100% of loans to and investments in subsidiaries.

       The Office of Thrift Supervision ("OTS") has issued a rulemaking that was initially to take effect on September 30, 1994 which was designed to ensure that a savings association's risk-based capital requirement is based, in part, on the level of its exposure to interest rate risk. This has been accomplished by adding an interest rate risk component to the risk-based capital requirement. However, implementation of the rule has been delayed several times by the OTS and it is uncertain when the rule will become effective. The rule would require that a savings institution must deduct from its risk-based capital an amount equal to 50% of the decline in the market value of its portfolio equity in excess of 2% of the current market value of its assets that would result from either a 200-basis point instantaneous increase or decrease in rates, whichever is greater. Based on the most recent calculation performed by OTS on the Bank's interest rate risk position, there is no excess change in the market value of portfolio equity over 2% of the market value of assets.

       The Treasury Department, the OTS, and the Federal Deposit Insurance Corporation have all recommended to Congress that institutions with SAIF-assessable deposits pay a special assessment in an amount sufficient to increase the SAIF reserve ratio to 1.25 percent. It is anticipated that the issues raised by this recommendation will be addressed in certain legislation, known as the Budget Reconciliation Bill, now being considered in the Congress and that such legislation will be enacted before the end of this calendar year. Representatives from the Senate and House Banking Committees have agreed on a proposal under which it is anticipated that, in order to recapitalize SAIF, SAIF-insured institutions such as the Bank, will pay, on January 2, 1996 or on another date prescribed by the FDIC, a one-time special assessment of approximately 80-basis points on all SAIF insured deposits held by them as of March 31, 1995. It is anticipated that this proposal will be added to the Budget Reconciliation Bill. This assessment would approximate $8.1 million for the Bank, assuming the foregoing assessment rate and measurement date. SAIF-insured institutions would have the option of paying the assessment on or prior to December 31, 1995. Until the legislative consideration of this proposal is more advanced, the Bank will not determine definitely whether to treat any such one-time assessment as a 1995 or a 1996 expense. Under a bill reported by the House Ways and Means Committee, the amount of such special assessment would be fully deductible for federal corporate income tax purposes by SAIF-insured institutions as an ordinary and necessary business expense. If the above-described legislation is enacted, it is anticipated to have a significant negative impact on the Bank's earnings.

       If the proposal agreed upon between the representatives from the Senate and House Banking Committees becomes law, and depending on subsequent FDIC decisions, the average SAIF insurance premium rate for 1996 is anticipated to be approximately 5-basis points and the average BIF insurance premium rate for 1996 is anticipated to be lower and may even be zero. If such a lower premium rate were payable by the Bank, this would have a positive effect on the Bank's net income in 1996.

       If the proposal agreed upon between the representatives from the Senate and House Banking Committees becomes law, BIF and SAIF would be merged on January 1, 1998, but only if, at that time, no depository institution that is insured by the FDIC is a savings institution. In addition, pursuant to a bill reported by the House Ways and Means Committee that may be added to the Budget Reconciliation Bill, savings institutions such as the Bank would receive, subject to a number of conditions, a "fresh start" with respect to the potential recapture of certain tax bad debt reserves. This may affect the Bank's competitive environment by facilitating consolidation between the banking and thrift sectors.

       No assurance can be given as to the ultimate resolution of the matters described in the previous four paragraphs. However, even after the payment of a special assessment of the magnitude described above, the Bank would still be classifed as well capitalized under the relevant total risk-based capital, Tier 1 capital and core capital tests based on its regulatory capital position at quarter-end.

                             PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

           NONE


     ITEM 2.  CHANGES IN SECURITIES

           NONE


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           NONE


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE


     ITEM 5.  OTHER INFORMATION

           NONE


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the Exhibit Index on Page 25 of the Form 10-Q.

     (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CALIFORNIA FINANCIAL HOLDING COMPANY
                          ____________________________________
                                       Registrant


     DATE:  November 10, 1995  BY: /s/   ROBERT V. KAVANAUGH
                              ________________________________
                               ROBERT V. KAVANAUGH
                               President, Chief Operating Officer




     DATE:  November 10, 1995  BY: /s/   JANE R. BUTTERFIELD
                              ________________________________
                               JANE R. BUTTERFIELD
                               Senior Vice President, Treasurer,
                                Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

     ITEM 6(a) List of Exhibits
     __________________________



                                    EXHIBIT INDEX



                                                   Location of
     Exhibit                                   Exhibit in Sequential
     Number      Description of Document         Numbering System
     _______     _______________________       _____________________



      27         Financial Data Schedule