Form 10-K
period 1995-12-31
CALIFORNIA FINANCIAL HOLDING CO
filed 1996-03-28
CIK 828976

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

     (MARK ONE)
       (X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

                     For the fiscal year ended December 31, 1995

       ( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _________ to ___________
                             Commission File No. 0-16970

                         CALIFORNIA FINANCIAL HOLDING COMPANY
               (Exact name of registrant as specified in its charter)
                        DELAWARE                            68-0150457
              (State or other jurisdiction               (I.R.S. Employer
           of incorporation or organization)            Identification No.)

       501 WEST WEBER AVE., STOCKTON, CALIFORNIA               95203
        (Address of principal executive offices)            (Zip Code)
          Registrant's telephone number, including area code: (209) 948-1675 Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, $.01 PAR VALUE
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        YES [X]  NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained, herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
     10-K.                                                       [  ]

          The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 15, 1996: $79,688,914. The number of shares of Common Stock outstanding as of March 15, 1996: 4,675,907.

                         DOCUMENTS INCORPORATED BY REFERENCE
     PART III: Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders.

                         CALIFORNIA FINANCIAL HOLDING COMPANY

                                      FORM 10-K

                             Year Ended December 31, 1995


                                  TABLE OF CONTENTS


     Item Number
       In Form
        10-K                                                                Page
     -----------                                                            ----

                                       PART I

     1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
     3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  53
     4.   Submission of Matters to a Vote of
                 Security Holders  . . . . . . . . . . . . . . . . . . . . .  53

                                       PART II

     5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters   . . . . . . . . . . . . .  54
     6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .  55
     7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . . . . . . . . . . . .  56
     8.   Financial Statements and Supplementary
                 Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
     9.   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure  . . . . . . . . . . . . . . . . . .   129

                                       PART III

     10.  Directors and Executive Officers of the
                 Registrant  . . . . . . . . . . . . . . . . . . . . . . .   130
     11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . .   130
     12.  Security Ownership of Certain
                 Beneficial Owners and Management  . . . . . . . . . . . .   130
     13.  Certain Relationships and Related
                 Transactions  . . . . . . . . . . . . . . . . . . . . . .   130

                                       PART IV

     14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K   . . . . . . . . . . . . . . . .   131

                                       PART I


     ITEM 1.  BUSINESS

     GENERAL

          California Financial Holding Company ("California Financial" or the "Company"), a Delaware corporation incorporated on June 1, 1988, is a financial services holding company engaged primarily in the savings and loan business through its wholly-owned subsidiary, Stockton Savings Bank (the "Bank" or "Stockton Savings"). No business activities were conducted by California Financial during 1994 and very few were conducted in past years aside from a third-party borrowing in 1990, 1991 and 1992; therefore, unless indicated, discussion of business activities and corresponding results relates primarily to the Bank.

          The Bank's business consists predominately of attracting savings deposits from the general public through a network of 22 Northern California retail branches and originating, for its own portfolio and for sale to others, loans secured by mortgages on residential and other real estate. The home office of California Financial and the Bank is located in Stockton, California. Originally organized as a state mutual association, the Bank was converted to a federal mutual charter in 1982. In 1983, Stockton Savings became a federally-chartered stock association with the issuance of 2,760,000 shares of common stock. The Bank converted to a California-chartered stock association in April 1986. In June 1986, an additional 977,500 shares of common stock were sold. In 1990, the Bank converted to a federally-chartered savings bank.

          The Bank's income is derived primarily from interest charged on real estate and other types of loans. To a lesser extent, additional income is obtained through interest on investment securities and fees received in connection with loan and deposit activities. Although not on a consistent basis, income is also generated through the sale of loans and investments and from the sale of real estate held for development. The major expenses are interest paid on deposits and borrowings and general and administrative expenses. The general economic and interest rate environments have a material effect on the financial performance of the Bank. Deposit flows and costs of funds are influenced by market rates and alternative investments available in the marketplace. Lending activity levels are also dependent on interest rates, the demand for mortgage financing, and the overall health of the real estate market in the Bank's primary lending territory - California's Central Valley. In addition, regulatory policies and procedures promulgated by the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("FRB"), and the Federal Deposit Insurance Corporation ("FDIC") substantially impact Stockton Savings. See "Regulation of the Company" and "Regulation of the Bank" for further discussion of regulatory issues.

     LENDING ACTIVITIES

          The lending activities of the Bank are conducted through four regional loan centers and nine branch facilities concentrated primarily in San Joaquin and Stanislaus counties. With the 1988 purchase of eight former Citicorp branches in the Sierra foothills and the Southern Central Valley and the opening of a new branch in Elk Grove in Sacramento County in the same year, Stockton Savings substantially expanded its geographical lending as well as deposit market area to take advantage of projected commuter growth in those regions. The Bank also increased its potential market for both savings and lending activities with the opening of a branch in Fresno in September 1994. Expansion of lending activities to Sacramento occurred in 1995.

          Stockton Savings generally does not lend on more than 80% of the appraised value on residential real property without mortgage insurance. In certain special circumstances, usually due to reappraisals or loan workouts, the Bank may lend on real estate in excess of 80% value without mortgage insurance. The total of these loans as of December 31, 1995 was $5.2 million. Lending limits on commercial properties do not exceed 75% of appraised value. The Bank's loan portfolio is mainly composed of single-family residential loans. Construction loans on residential subdivisions and permanent multi-family residential loans represent most of the remaining portfolio. The Bank also offers secured equity lines of credit.

          Title insurance is required for all mortgage loans. Fire and casualty coverage is required for all improved secured properties, and private mortgage insurance is usually purchased to indemnify Stockton Savings against potential loss on the portion of any loan in excess of 80% of the appraised value.

          Loan Originations: A majority of loans originated by the Bank are permanent residential mortgage loans with terms of 10 to 30 years. Most long-term fixed-rate mortgages are sold in the secondary market with servicing retained, while adjustable-rate loans ("ARMs") are generally retained in portfolio. The origination of permanent adjustable mortgages represented 30%, 37% and 25% of total origination volume in 1995, 1994 and 1993 respectively. The demand for adjustable mortgages declines in a falling rate environment as borrowers opt for the certainty of fixed rates. Consequently, the volume of adjustable originations as a percent of the total was lower in 1993 and 1995, both lower rate environments. If rates remain at their current low level, the origination of adjustable rate loans is expected to decline in 1996 and fixed-rate originations are expected to increase.

          The Bank originates a substantial volume of short-term speculative construction loans, normally written for a three-year period with interest rates fixed at a spread over Bank prime for the first year and adjusting to a spread over the Federal Home Loan Bank Eleventh District Cost of Funds Index ("COFI") for the remaining term. In 1995, 31% of all originations were for short-term construction loans as compared to 28% in

     1994 and 20% in 1993. The increase in construction lending this year is reflective of the Bank's impression that the worst of the real estate slowdown is over. Construction loans for owner-occupied single-family residences also represents a considerable amount of loan origination volume. A total of 11%, 10% and 11% of total originations in 1995, 1994 and 1993, respectively, consisted of this type of lending.

          Loan origination volume was down significantly in 1995 and 1994 from 1993 as rising interest rates and lower real estate values reduced refinancing demand. Loan origination volume in 1995 and 1994 totalled $283 million and $369 million, respectively, compared to $501 million in 1993. Heavy refinance activity beginning in 1992 due to the low-rate environment fueled much of the increase in 1993. Roughly 25% or $71 million of total originations in the current year was due to refinancing compared to 35% in 1994 and 54% in 1993. Origination volume excluding refinance activity remained fairly flat among the three periods.

          Loan Sales: The Bank continues to be active in the secondary market. Strong underwriting criteria permits the sale of new loan originations in the secondary market to both government agencies and private investors. A majority of loan sales by Stockton Savings has been and will continue to be composed of long-term, fixed-rate mortgages. The Bank may sell permanent ARMs on an infrequent basis, usually to meet unanticipated cash requirements. Construction and commercial loans are also sold on occasion to meet loans-to-one-borrower regulations.

          Typically, the Bank sells, without recourse, all or a major portion of a loan balance to an investor and retains servicing. In 1995, $85 million in loans were sold, primarily to the agencies and consisted of long-term, fixed-rate, single-family mortgage loans. This total compares
     to 1994 loan sales of $64 million.   Sales in 1993 totalled $179 million
     and again, were primarily to the agencies. Loans serviced for others, an off-balance sheet item to the Bank, totalled $549 million and $509 million at December 31, 1995 and 1994, respectively.

          Because the Bank sells loans in the secondary market on a regular basis, a portion of the portfolio is designated as held for sale and, as such, must be accounted for at the lower of cost or market. The amount of loans that is held for sale at any point in time depends on such factors as origination volume and mix, as well as cash flow, capital and growth requirements of the Bank. The balance of loans held for sale as of December 31, 1995 was up from the prior year, reflecting the increase in fixed-rate originations towards the end of the year. Loans available for sale at year-end consisted of single-family, fixed-rate loans saleable to the Federal Home Loan Mortgage Corporation ("FHLMC") and totalled $13 million.

          Gains or losses on the sale of loans are composed of the following:

          . cash received on loans sold in excess of or less than the principal balance;

          . the present value of expected cash flows on the spread between the rate paid by the borrower to the Bank and the net yield to the investor, excluding normal servicing fees and considering prepayments; and

          . net unamortized loan fees on loans sold recognized as income at the point of sale.

          .    gains and losses on hedging activities.

          The amount of gains in a given year is dependent upon the volume of sales and the interest rate environment. The composition of loan sale gains for 1995, 1994 and 1993 is included in Table IV of Management's Discussion and Analysis of Financial Condition and Results of Operations,
     Item 7.

          Loan Purchases: Loan purchases have historically represented a minor activity for the Bank as origination volume has always been sufficient to meet growth needs. Generally, purchases consist of ARM products that the Bank has been unable to generate in adequate volume internally. Purchase activity totalled $480,000, $16 million and $5 million in 1995, 1994 and 1993, respectively.

          The following table details loan origination, purchase, sale and prepayment activities and mortgage-backed security activity during the past five calendar years:

                                                               Lending Activity
                                                                (in thousands)
                                                       For the Years Ended December 31,
                                                     1995             1994            1993             1992             1991
                                                    ------           ------          ------           ------           ------
             Loans originated:
              Real estate loans:
               Conventional loans
                on existing property                  $103,198         $ 93,980         $ 72,411        $ 85,133       $ 85,416
               Construction                             71,730          102,514          101,242          80,327         76,808
               Construction for owner                   31,736           38,956           51,794          53,263         44,490
               Loans refinanced                         71,372          130,774          272,399         319,539        170,271
              Loans for other                            5,254            2,641            3,268           5,716         17,076
               purposes                               --------         --------         --------        --------       --------
             Total loans originated                   $283,290         $368,865         $501,114        $543,978       $394,061
                                                      --------         --------         --------        --------       --------
             Loans purchased                          $    481         $ 15,879         $  5,482        $ 28,803       $ 40,599
                                                      --------         --------         --------        --------       --------
             Total loans originated                   $283,771         $384,744         $506,596        $572,781       $434,660
              and purchased                           --------         --------         --------        --------       --------

             Principal repayments and
               payoffs                                 194,011          246,490          280,211         266,039        232,172
             Whole loans sold                           85,199           64,346          175,110         209,415        187,628
             Loan participations                            --               --            3,879           7,035          4,665
              sold
             Loans swapped for
              mortgage-backed
              securities                                    --            8,434               --              --         20,109
                                                      --------         --------         --------        --------       --------
             Total loans sold and
              paid off                                $279,210         $319,270         $459,200        $482,489       $444,574
                                                      --------         --------         --------        --------      ---------
             Net loan activity                        $  4,561         $ 65,474         $ 47,396        $ 90,292        $(9,914)
                                                      ========         ========         ========        ========      ==========
             (Does not include deductions for LIP, discounts, or unamortized loan fees.)


          Loan Maturity and Prepayments: The Bank's residential loans are amortized by monthly payments over terms ranging from 5 to 30 years; however, loans normally remain outstanding for a shorter period of time as borrowers refinance or accelerate the repayment of their loans. The likelihood of early repayment increases with higher rate or adjustable loans, particularly in a lower rate environment. Loan repayment activity in 1995 was down $52 million from the prior year, corresponding to the decline in refinancing activity. The Bank estimates the life of the average permanent residential mortgage loan to be between 5 and 7 years.

          The following table summarizes information regarding the term to maturity of Stockton Savings' loan portfolio at December 31, 1995:

                                                            Loan Maturity Schedule
                                                                (in thousands)
                                                           As of December 31, 1995
                                                         Real Estate
                                                          Mortgage
                                                            Loans           Construction         Other loans       Total (2)
                                                          --------            Loans (1)            -------          --------
                                                                             -----------
               Due in less than 1 year                       $ 39,346               $ 24,446          $  1,724        $ 65,516
               Due in 1-2 years                                44,781                 51,179               434          96,394
               Due in 2-3 years                                31,205                  3,612                48          34,865
               Due in 3-5 years                                63,396                                        3          63,399
               Due in 5-10 years                               50,878                                      139          51,017

               Due in more than 10 years                      658,430                                      354         658,784
                                                             --------               --------          --------        --------
               Total Portfolio                               $888,036               $ 79,237          $  2,702        $969,975
                                                             ========               ========          ========        ========
                (1)  All current "construction for owner" loans are
                     classified under real estate loans, as they have or
                     will roll over to permanent long-term financing.  All
                     construction loans are adjustable-rate in nature.
                (2)  Excludes deductions for LIP, discounts and unamortized fees.


          At December 31, 1995, the Bank's balance of loans maturing after one year totalled $904 million; $671 million adjustable in nature and $233 million fixed rate.

          The following schedule breaks out the loan portfolio by type as of the dates indicated:

                                                    Loan Composition - By Type
                                                          (in thousands)
                                                        As of December 31,
                                                         1995                     1994                       1993
                                                  Amount         %         Amount          %             Amount       %
                                                 --------      ----       --------        ---          --------      ---
       By type of Loan:

       Residential mortgage loans

        Existing structures
         1-4 unit dwellings                        $745,793      79.7        $735,338       79.0       $642,624        74.4
         5 or more unit dwellings                    38,130       4.1          37,110        4.0         46,851         5.4
        Construction
         1-4 unit dwellings                          57,517       6.2          59,793        6.4         71,504         8.3
         5 or more unit dwellings                     1,278        .1           4,853        0.5            821         0.1
                                                   --------     -----        --------      -----       --------        ----
       Total residential                           $842,718      90.1        $837,094       89.9       $761,800        88.2
                                                   --------     -----        --------      -----       --------        ----
       Commercial mortgage loans                   $ 55,518       5.9        $ 57,818        6.2       $ 54,969         6.4

         Existing structures
         Construction                                    --        --              --         --             --          --
                                                   --------      ----        --------       ----       --------        ----
       Total commercial                            $ 55,518       5.9        $ 57,818        6.2       $ 54,969         6.4
                                                   --------     -----        --------      -----       --------        ----
       Land loans                                  $ 34,227       3.7        $ 33,862        3.6       $ 43,668         5.1
                                                   --------     -----        --------      -----       --------        ----
        Other loans                                $     29       0.0        $     80        0.0       $    393         0.0

         Educational loans
         Savings loans                                2,196       0.2           1,953        0.2          2,535         0.3
         Other loans                                    477       0.1             505        0.1            385         0.0
                                                   --------     -----        --------      -----       --------        ----
        Total other loans                          $  2,702       0.3        $  2,538        0.3       $  3,313         0.3
                                                   --------     -----        --------      -----       --------        ----
       Total loans                                 $935,165     100.0        $931,312      100.0       $863,750       100.0
                                                   --------     -----        --------      -----       --------       -----
       Weighted average rate at end of period         7.92%                     7.02%                     7.38%
                                                   ========                  ========                  ========


                                                          Loan Composition - By Type
                                                                (in thousands)
                                                              As of December 31,
                                      1995                  1994                 1993                1992                1991
                                  Amount        %      Amount       %        Amount     %      Amount       %       Amount      %
                                 --------     ----    --------     ---     --------    ---    --------     ---     --------    ---
          By type of Loan:

          Residential mortgage loans

           Existing structures
            1-4 unit               $745,793    79.7   $735,338     79.0    $642,624    74.4    $596,651    73.2    $497,126     67.9
             dwellings
            5 or more unit
             dwellings               38,130     4.1     37,110      4.0      46,851     5.4      39,428     4.8      41,000      5.6
           Construction
            1-4 unit                 57,517     6.2     59,793      6.4      71,504     8.3      71,039     8.7      66,616      9.1
             dwellings
            5 or more
             unit                     1,278      .1      4,853      0.5         821     0.1       1,449     0.2       1,708      0.2
             dwellings             --------   -----   --------    -----    --------    ----    --------    ----    --------     ----
          Total                    $842,718    90.1   $837,094     89.9    $761,800    88.2    $708,567    86.9    $606,450     82.8
           residential             --------   -----   --------    -----    --------    ----    --------    ----    --------     ----
          Commercial
           mortgage loans

            Existing
             structures
                                   $ 55,518     5.9   $ 57,818      6.2    $ 54,969     6.4    $ 59,774     7.3    $ 66,787      9.1
            Construction
                                         --      --         --       --          --      --         998     0.1       7,560      1.1
                                   --------    ----   --------     ----    --------    ----    --------    ----    --------     ----
          Total
           commercial              $ 55,518     5.9   $ 57,818      6.2    $ 54,969     6.4    $ 60,772     7.4    $ 74,347     10.2
                                   --------   -----   --------    -----    --------    ----    --------    ----    --------     ----
          Land loans               $ 34,227     3.7   $ 33,862      3.6    $ 43,668     5.1    $ 41,334     5.1    $ 45,389      6.2
                                   --------   -----   --------    -----    --------    ----    --------    ----    --------     ----
           Other loans

            Educational
             loans                 $     29     0.0   $     80      0.0    $    393     0.0         535     0.1    $    900      0.1
            Savings
             loans                    2,196     0.2      1,953      0.2       2,535     0.3       3,828     0.5       4,714      0.7
            Other
             loans                      477     0.1        505      0.1         385     0.0         346     0.0         279      0.0
                                   --------   -----   --------    -----    --------    ----    --------    ----    --------     ----
           Total other
            loans                  $  2,702     0.3   $  2,538      0.3    $  3,313     0.3    $  4,709     0.6    $  5,893      0.8
                                   --------   -----   --------    -----    --------    ----    --------    ----    --------     ----







          Total loans              $935,165   100.0   $931,312    100.0    $863,750   100.0    $815,382   100.0    $732,079    100.0
                                   --------   -----   --------    -----    --------   -----    --------   -----    --------    -----
          Weighted average
          rate at end of
          period                      7.92%              7.02%                7.38%               8.67%              10.20%
                                   ========           ========             ========            ========            ========

     (Does not include deductions for discounts or unamortized loan fees.)


          The composition of the loan portfolio remained fairly stable as compared to the end of the prior year.

          Loan Fee Income: The Bank generally charges a fee for originating loans, as well as for committing to specific interest rates. Modification fees, assumption fees and late charges are also collected on existing loans. Fee income is considered a less dependable source of income than interest income as it will vary depending on volume, loan mix, competition, and the overall economic environment. The following table shows loan origination fees as a percentage of loans originated for the periods indicated:

           For the Years Ended       Total Loan Origination Fees as a Percent of
              December 31,                         Loans Originated
            ----------------                    ----------------------
                  1995                                   .98%
                  1994                                  1.55%
                  1993                                  1.79%
                  1992                                  2.03%
                  1991                                  2.13%

          The lower fees collected as a percentage of total originations in the current year is due to a change in marketing which has provided the borrower with the option of being charged a higher rate in exchange for a lesser fee.

          The Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards No. 91 ("FASB 91"), "Accounting for
     Nonrefundable Fees and Costs Associated with Originating and Acquiring
     Loans and Initial Direct Costs of Leases"; and the Bank implemented it beginning January 1, 1989. FASB 91 requires that loan origination fees and commitment fees, offset by certain specific direct costs of origination, are to be deferred and amortized over the contractual life of the loans as an adjustment to yield. Unamortized fees on loans sold or prepaid are taken into income immediately. The accelerated recognition of fees due to loan prepayments is included with regular amortization in loan interest income. Unamortized fees recognized on the sale of loans are included as part of "gain on sale of loans". Deferred loan fees outstanding as of December 31 of the years indicated are shown below:










                    At                 Deferred Fees Outstanding (in
               December 31,                     thousands)
                ----------                -----------------------
                   1995                          $   5,628
                   1994                              6,607
                   1993                              7,265
                   1992                              7,762
                   1991                              7,875

          The decline in deferred fees outstanding is due in large part to the preference by borrowers to pay less of a fee up front in exchange for a higher rate on the loan for the life of the borrowing.

          The amortization of loan origination fees included in 1995 interest income totalled $2.8 million, compared to $4.1 million recorded in 1994 and $4.7 million in 1993. The steady decline in amortization is due to the reduction in prepayment activity over the past several years. General and administrative expense was reduced for specific direct costs of origination by $1.4 million, $ 1.9 million, and $2.7 million in 1995, 1994 and 1993, respectively. The decline in deferrals in 1995 was due to the continued reduction in origination volume mentioned earlier.

          Loan servicing fee income results from sales of loans and loan participations. Under the sales agreements, the Bank is obligated to service the sold loans (i.e., to continue to collect payments on the loans as they become due and to monitor tax and insurance payments) and to pay the purchaser an agreed upon yield. The differential between the interest paid by the borrower and the yield paid by the Bank to the purchaser is retained by Stockton Savings. To the extent that this differential is more or less than the estimated normal rate of servicing, after adjustment for estimated prepayments using a discount market rate, it is recognized as gain or loss by the Bank in accordance with generally accepted accounting principles ("GAAP"). The net yield to the Bank on its servicing portfolio is indicated below:

                           Weighted Average Yield on Servicing
                                Portfolio for year ending
                                       December 31,
                           -----------------------------------
                               1995                   .28%
                               1994                   .25%
                               1993                   .23%
                               1992                   .25%
                               1991                   .35%

          Net servicing spreads have generally declined since 1991 as most agency sales are now made on a cash basis whereby the average spread between the underlying loan and the yield retained by the Bank is 25 basis points. In the past, participation sales allowed for a much larger spread between the underlying face rate on the note and the pass-through rate.









          Loan Commitments: The Bank will generally issue fixed-rate commitments to originate conventional mortgages on existing residential dwellings for a 30-day period from the receipt of a completed application.
     Borrowers requesting extensions on the initial commitment period are charged a fee commensurate with the extended period. During this commitment period, fixed-rate permanent loans in the pipeline (which the Bank generally tends to sell) are subject to interest rate risk. The Bank makes a concerted effort to reduce this exposure by locking in forward sales of these loans or hedging through the forward sales of participation certificates.

          Asset Quality:  Per Bank policy, a loan is delinquent when a required payment has not been received within 15 days of its scheduled due date.
     It is Bank policy to cease accruing interest on loans that are 90 days or more delinquent and on restructured troubled debt.  At December 31, 1995,
     $2.3 million in interest on delinquent and troubled loans was not
     recorded.   Interest income of $628,000 was recorded on these loans during
     1995 and gross interest income that would have been recorded during the year had the loans been performing was $1.2 million.  Upon failure of the borrower to make a required payment on a loan, the Bank attempts to remedy the deficiency through contact with the borrower.  Most defaults are cured promptly; however, if the loan remains delinquent, Stockton Savings seeks remedy through appropriate legal action, such as foreclosure proceedings or acceptance from the trustor of a voluntary deed on the secured property in lieu of foreclosure.  If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold in a proceeding at which the Bank may be the buyer.  The acquired property is subsequently listed as "real estate owned" until it is sold.  Real estate acquired through settlement of loans is recorded at the lower of carrying value or fair value less estimated selling costs.  At the time of foreclosure, any excess of the loan amount over the fair value of the property is written off.  Specific valuation allowances for estimated losses are provided on real estate when a further decline in value occurs after the property has been acquired. Specific allowances on foreclosed real estate of $3.9 million existed at the end of 1995 and $3.1 million at
     the end of 1994.   Stockton Savings may finance the sale of real estate
     owned with a loan which may involve more favorable terms than normally permitted by applicable regulations or the Bank's loan underwriting criteria.  If the terms are more favorable than what would normally be offered, the differential in terms is discounted and recorded as a loss at time of disposition of the foreclosed asset.  If a loan made to facilitate the sale of real estate owned involves relaxed underwriting criteria, the loan is classified as a "loan to facilitate" on the balance sheet.  No loans to facilitate existed for any periods covered under this filing.

          The level of nonperforming assets declined by 35% in 1995 compared to the prior year. Improvements were noted in all nonperforming asset categories with the exception of 1-4 family residential mortgage delinquencies.

          Gains and losses on sale and loss provisions on real estate owned through foreclosure are summarized below for the calendar years indicated:








                              Gain or Loss on Sale and Loss Provisions on Real Estate Owned Through Foreclosure
                                                                (in thousands)
                                                       For the Years Ended December 31,
                                                  1995             1994             1993            1992           1991
                                                  -----           -----             -----           -----          -----
                  Gains on sale                    $   236          $   385          $   384         $  263         $   -
                  Losses on sale                      (228)            (221)            (164)           (97)           (80)
                  Provisions for
                    losses                          (1,630)          (2,385)          (1,245)          (281)          (421)
                                                   -------          -------          -------         ------          -----
                  Total impact
                    on income                      $(1,622)         $(2,221)         $(1,025)        $ (115)         $(501)
                                                   -------          -------          -------         ------          -----


          Loss provisions added on foreclosed real estate in 1995, 1994 and 1993 totalled $1.6 million, $2.4 million and $1.2 million, respectively. Provisions taken over the past two years related primarily to losses inherent in a single property located in Galt, California collateralizing a construction loan.

          A summary of loan loss experience by loan type is provided in the following table:

                                                    Analysis of Allowance for Loan Losses
                                                                (in thousands)
                                                       For the Years Ended December 31,

                                                            1995          1994          1993          1992             1991
                                                           ------        ------        ------        ------           ------

            Balance at beginning of period                    $7,726       $9,965        $8,042         $5,047             $2,157
            Charge-offs
            Mortgage Loans
             1-4 dwelling units                                  338          197            42             --                 --
             Multifamily and commercial                           --        1,142           630            380                460
            Construction loans
             1-4 dwelling units                                   --          145           220            390                 --
             Land                                                847        1,343           170
                                                              ------       ------        ------         ------             ------
            Total charge-offs                                 $1,185       $2,827        $1,062         $  770             $  460
            Recoveries                                            --          307            --             --                 --
            Net charge-offs                                   $1,185       $2,520        $1,062         $  770             $  435
                                                              ------       ------        ------         ------             ------








            Additions to allowances                           $1,633       $  281        $2,985         $3,765             $3,325
                                                              ------       ------        ------         ------             ------
            Balance at end of period                          $8,174       $7,726        $9,965         $8,042             $5,047
                                                              ------       ------        ------         ------             ------
            Ratio of net charge-offs during the
            period to average loans outstanding
            during the period                                   .13%         .29%          .12%           .10%               .06%


          The Bank took $1.2 million in charge-offs in the current year, largely due to the foreclosure on one large tract of land. Additions to loan loss allowances were lower than levels established in 1993, 1992 and 1991, reflecting the improvement in the level of nonperforming assets discussed above.

          Loan Loss Reserves: The Competitive Equality Banking Act of 1987 ("CEBA") required that the Federal Home Loan Bank Board ("FHLBB"), now OTS, establish an asset classification system for savings and loan associations consistent with asset classification practices of national banks. The subsequent regulation, effective December 31, 1987, required all institutions to establish an internal asset review system to evaluate and classify assets on a regular basis and provide prudent valuation allowances. The regulation calls for the classification of troubled assets as either "substandard", "doubtful" or "loss". An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. In addition, the Bank designates certain assets that do not currently expose the Bank to a sufficient degree of risk to warrant classification but possess credit deficiencies or future potential weaknesses as "special mention".

          Classified assets reported to OTS as of December 31, 1995, 1994 and 1993 are shown in the following schedule:


                                        Classified Assets
                                         (in thousands)
                                         At December 31,
                                          1995               1994               1993
                                         ------             ------             ------
       Substandard assets                   $ 37,841           $ 47,310           $ 54,737
       Doubtful assets                          --                 --                  400
       Loss assets                             6,370              6,348              5,267
                                            --------           --------           --------
          Total                             $ 44,211           $ 53,658           $ 60,404
                                            ========           ========           ========


          Loss reserves are established on all assets classified as "loss". General loan loss reserves are established on a percentage of loans classified as substandard and doubtful, as well as special mention and unclassified assets, according to the type of asset, historical loss experience and its perceived relative risk. A breakdown of the general allowance for loan losses is provided below:

                                       Allocation of Allowance for Loan Losses
                                                (Dollars in thousands)
                                                   At December 31,

                                             1995                       1994                      1993
                                         Amt          %            Amt            %          Amt          %
       Mortgage loans
       1-4 dwelling units                  $1,069     13.1            $  818       10.6       $  751        7.5
       Multifamily and Commercial           2,426     29.7             2,120       27.4        2,639       26.5
       Construction loans                   1,022     12.5             1,727       22.4        1,092       10.9
       Land loans                           2,070     25.3             2,144       27.8        3,804       38.2
       Other loans                            508      6.2                58         .7           57         .6
       Unallocated                          1,079     13.2               859       11.1        1,622       16.3
                                           ------     ----             -----       ----       ------       ----
                                           $8,174     100%            $7,726       100%       $9,965       100%
                                           ======     ====            ======       ====       ======       ====




                                Allocation of General Allowance for Loan Losses
                                             (Dollars in thousands)
                                                At December 31,

                                                     1992                              1991
                                             Amt               %               Amt               %
       Mortgage loans
       1-4 dwelling units                       $1,129            14.0            $  217              4.3
       Multifamily and Commercial                2,991            37.3             2,206             43.7
       Construction loans                        1,239            15.4               792             15.7
       Land loans                                2,133            26.5               944             18.7
       Other loans                                  --              --                --                0
       Unallocated                                 550             6.8               888             17.6
                                                ------            ----             -----             ----
                                                $8,042            100%            $5,047             100%
                                                ======            ====            ======             ====



          For a more detailed discussion of asset quality, see the "Asset Quality" section in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

     INVESTMENT ACTIVITIES

          Stockton Savings' second largest source of income is interest earned on investments. The Bank is required by federal regulation to maintain a balance of 5% of its average deposits and short-term borrowings in liquid assets with terms of five years or less. At December 31, 1995, the Bank's liquidity ratio was 6.18%. The Bank's liquidity qualifying investments generally consist of government-backed obligations and federal funds alternatives. Realistically, management seeks to maintain a liquidity ratio in the range of 5.5% and 6%. These levels are generally met only after all short-term borrowings have been retired.

          In addition to its liquidity qualifying assets, the Bank also has a large portfolio of mortgage-backed securities and collateralized mortgage obligations. These investments supplement the Bank's own lending portfolio and are utilized frequently as collateral for borrowings.

          The following table summarizes the Bank's investments at December 31 for the periods indicated:



                                                    Investment Security Composition
                                                        (Dollars in thousands)
                                                           At December 31,

                                                 1995             1994             1993             1992              1991
                                                ------           ------           ------           ------            ------


       Securities Available
         for Sale (1):
       Federal funds                              $    255         $     --          $    --           $    --         $     --
       Mutual fund investment                        4,424               --               --                --               --
       U.S. Government and
         agency securities                          48,020           39,249               --                --               --
       Collateralized
        mortgage obligations                        95,050           11,190               --                --               --
       Mortgage-backed
        securities                                 117,200            7,154               --                --               --
       Other                                         1,087               --               --                --               --
                                                  --------         --------          -------           -------         --------
       Total Available for Sale                   $266,036         $ 57,593          $     0           $     0         $      0
                                                  --------         --------          -------           -------         --------












       Securities Held to
        Maturity (2):
       Federal funds                              $     --         $    350         $ 11,400          $    925         $  2,250
       Mutual fund investment                           --            2,901           19,233             9,212           30,311
       Securities purchased
        under agreements to
        resell                                          --               --               --               700           51,000
       U.S. Government and
        agency securities                               --            6,335           20,905            24,068            7,202
       Collateralized
        mortgage obligations                            --           46,414           30,575            33,910           15,214
       Mortgage-backed
        securities                                      --          159,436           80,405            84,603          101,275
       Other                                            --               74               10                10              517
                                                  --------         --------         --------          --------         --------
       Total Held to Maturity                     $      0         $215,510         $162,528          $153,428         $207,769
                                                  --------         --------         --------          --------         --------

       Trading Account
        Securities (3):
       Mutual fund investment                     $     --         $     --         $  3,244          $    233         $  5,743
       U.S. Government and
        agency securities                               --               --           17,858            20,381           16,708
                                                  --------         --------         --------          --------         --------
       Total Trading Account                      $      0         $      0         $ 21,102          $ 20,614         $ 22,451
                                                  --------         --------         --------          --------         --------
       Total Investment
        Securities                                $266,036         $273,103         $183,630          $174,042         $230,220
                                                  ========         ========         ========          ========         ========
       Weighted average
        rate at end of                               6.66%            6.70%            5.58%             6.75%            6.93%
        period                                    ========         ========         ========          ========         ========




          Statement of Financial Accounting Standards 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities", adopted on January 1, 1994, requires the classification of securities as available for sale or held to maturity.

          The Bank designated its entire investment portfolio as available for sale as of year-end 1995. During the year, $52.1 million in securities classified as available for sale were sold with net losses of $27,000 recorded. The designation made by management in August 1995 was the result of a decision by management at that point in time to restructure its balance sheet. See Notes 2 and 3 of the Financial Statements in Item 8.

          At December 31, 1994, the Bank had classified $52.8 million of securities and $159.4 million of mortgage-backed securities as held to maturity. An additional $50.4 million in securities were classified as available for sale. During the year, $14.2 million in securities classified as available for sale were sold with net losses of $66,000 recorded.

          The Bank designated $17.9 million in treasury securities at December 31, 1993 as held for trading purposes. These assets were under active management by portfolio managers and, as such, were marked-to-market value with the resulting gain or loss shown as an adjustment to pretax income. Net losses recognized on trading activities during 1994, 1993 and 1992 totalled $416,000, $15,000 and $471,000, respectively. No investments designated as held for trading purposes were outstanding at year-end, 1995 or 1994 as all such assets were transferred to other portfolios at market value in 1994 as described in Note 2 of the Financial Statements and Supplementary Data, Item 8.

          The Bank's securities held for investment purposes totalled $51.5 million at December 31, 1993. The Bank had the intent and ability to hold investment-designated securities to maturity. No securities designated as held for investment purposes were sold during 1993. No securities were classified as held for sale at December 31, 1993.

     REAL ESTATE DEVELOPMENT ACTIVITIES

          The Bank has historically been involved in the development of real estate through its wholly-owned subsidiary, Stockton Service Corporation ("SSC"). All current real estate investments are in residential development, primarily single-family homes and lots. All real estate is currently owned 100% by SSC which has traditionally contracted with local developers to build projects in exchange for a construction fee and a split in profits. SSC is allowed a preferential return (before any profit splits) that is equivalent to interest and fees that would normally have been earned on a construction loan. The breakout of SSC's gross income before reduction for the effect of capitalized interest relieved is shown in the following table for the periods indicated:


                                            SSC Profit
                                          (in thousands)
                                 For the Years Ended December 31,
                                       1995                 1994                 1993
                                      ------               ------               ------
       Preferential return                $    9                 $  973             $ 1,993
       SSC profit split                      (39)                  (155)                207
                                          ------                 ------              ------
       Total gross  profits               $  (30)                $  818             $ 2,200
                                          ======                 ======              ======


          The slow real estate market has led to declining sales, reduced profit margins and significant loss provisions established on the Bank's remaining real estate investment inventory.

          SSC recorded $4.1 million in loss reserves in 1995 despite significant increases in reserves established in previous years. For a more detailed discussion of real estate development activities see the "Real Estate Investment" section in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

          The 1995 Annual Report to Shareholders (incorporated within this filing by reference), as well as the regulatory section of this text, discusses the implications of current regulatory constraints on real estate investment opportunities for savings banks. The constraints no longer make investment in real estate through a subsidiary of Stockton Savings a feasible alternative. The Bank's indirect investment in real estate through SSC will be limited to 2% of assets. In addition, this investment can no longer be included in capital when calculating the Bank's regulatory capital. Both of these provisions are phased-in over a stated time frame. See "Regulation - General".

          The Bank anticipates selling or completing development of all projects currently owned by SSC by the end of 1996. Any future projects will be developed through a separate wholly-owned subsidiary of California Financial.


     SAVINGS AND CHECKING ACTIVITY

          The Bank's asset base is financed primarily through savings and checking accounts located throughout its branch system. Accounts offered include certificates of deposit, NOW/checking accounts, money market accounts, passbook accounts and Individual Retirement Accounts. Certificate accounts differ as to rate and term to maturity. Account activity by type is shown in the following table for the periods indicated:

                                                     Savings and Checking Activity
                                                         (Dollars in thousands)
                                                    For the Years Ended December 31,
                                           1995              1994               1993                1992               1991
       Interest credits                     $ 39,995           $ 30,584          $ 30,986            $ 39,670           $ 46,364
       Net deposits                          (80,918)            85,429           (38,429)            (35,839)           (38,378)
        (withdrawals)                       --------           --------          --------            --------           --------
       Net increase                         $(40,923)          $116,013          $ (7,443)           $  3,831           $  7,986
        (decrease)                         ========           ========          ========              ========          ========
                                                4.75%             4.19%              3.67%               4.26%              5.87%
       Cost of savings

       Number of accounts:
         Savings                              59,496             56,751            53,357               53,963            56,551
         Checking                             35,778             32,871            29,106               25,288            22,647


          Deposits were down by $41 million in 1995. The declining rate environment in 1995, making these investments a less attractive alternative, as well as the runoff of $56.7 million in brokered funds, were responsible for the decline. Conversely, deposits increased by $116 million in 1994, the result of a higher, more favorable rate environment as well as the acquisition of $61 million in brokered funds.

          Net deposit balances are shown below for the dates indicated:


                                          Deposits by Type and Interest Rate
                                                (Dollars in thousands)
                                                   At December 31,

                                           1995           % of Total           1994              % of Total
       Passbook accounts                    $ 47,423             4.94%            $ 53,376                5.33
       Checking accounts:
       Interest-bearing                       91,231             9.50               98,250                9.81
       Noninterest-bearing                    17,381             1.81               11,967                1.20
       Money Market accounts                  66,066             6.88               85,844                8.58
       Certificate Accounts:
         2.00% to 2.99%                          509              .05                5,820                 .58
         3.00% to 3.99%                        9,819             1.02              119,104               11.90
         4.00% to 4.99%                      132,274            13.78              263,036               26.27
         5.00% to 5.99%                      372,310            38.78              222,917               22.27
         6.00% to 6.99%                      213,362            22.22              131,620               13.15
         7.00% to 7.99%                        9,360              .97                7,069                 .71
         8.00% to 8.99%                          272              .03                1,246                 .12
         9.00% to 9.99%                          141              .02                  592                 .06
        10.00% to 10.99%                          --               --                  229                 .02
        11.00% to 11.99%                          --               --                   --                  --
        12.00% to 12.99%                          --               --                   --                  --
        13.00% to 13.99%                          --               --                   --                  --
                                            --------            ------           ---------               ------
       Total Deposits                       $960,148           100.00%          $1,001,070              100.00%
                                            ========           ======           ==========              ======



                                                      Deposits by Type and Interest Rate
                                                            (Dollars in thousands)
                                                               At December 31,
                                                                           1993                % of Total
                                 Passbook accounts                       $ 56,256                      6.39
                                 Checking accounts:
                                 Interest-bearing                         106,060                     11.98
                                 Noninterest-bearing                        2,243                       .25
                                 Money Market accounts                    101,070                     11.42
                                 Certificate Accounts:
                                   2.00% to 2.99%                          52,431                      5.92
                                   3.00% to 3.99%                         175,090                     19.78
                                   4.00% to 4.99%                         253,504                     28.64
                                   5.00% to 5.99%                          76,030                      8.59
                                   6.00% to 6.99%                          45,870                      5.18
                                   7.00% to 7.99%                          10,837                      1.22
                                   8.00% to 8.99%                           3,757                       .43
                                   9.00% to 9.99%                             805                       .09
                                  10.00% to 10.99%                            225                       .03
                                  11.00% to 11.99%                            505                       .06
                                  12.00% to 12.99%                             27                       .03
                                  13.00% to 13.99%                            148                       .02
                                                                         --------                     ------
                                 Total Deposits                          $885,058                    100.00%
                                                                         ========                    ======


          The maturities of Stockton Savings' certificate accounts are an indication of the relative stability of the supply of lendable funds. Every effort is made to extend the maturities of accounts to simulate the
     maturities and rate adjustments of the Bank's loan portfolio.    The
     following schedule illustrates the Bank's certificate accounts by maturity as of December 31, 1995:

                                           Savings Certificates by Maturity
                                                    (in thousands)
                                                 At December 31, 1995
           Interest Rate            1996           1997            1998          After 1998           Total
                                   ------         ------          ------         ----------          -------
        2.00% to  2.99%             $    437        $     24       $     48           $     --          $    509
        3.00% to  3.99%                9,790              24              4                  1             9,819
        4.00% to  4.99%              128,466           2,529          1,007                272           132,274
        5.00% to  5.99%              250,160          98,595         17,023              6,532           372,310
        6.00% to  6.99%              183,024          11,633         11,045              7,660           213,362
        7.00% to  7.99%                3,863           2,505            873              2,119             9,360
        8.00% to  8.99%                  121             143              3                  5               272
        9.00% to  9.99%                  141              --             --                 --               141
                                    --------        --------       --------           --------          --------
                                    $576,002        $115,453       $ 30,003           $ 16,589          $738,047
                                    ========        ========       ========           ========          ========


          The Bank's deposit maturity structure was shortened during 1995, reflecting the depositor's bias towards decreasing interest rates and their corresponding desire not to want to lock in current interest rates long term.

          Average balances and rates for deposits are shown below for the periods indicated:

                                       Average Deposits by Type and Interest Rate
                                                 (Dollars in thousands)
                                              For Years Ended December 31,
                                               1995                       1994                      1993
                                        Balance         Rate       Balance        Rate       Balance        Rate
       Checking Accounts
         Interest-bearing                 $ 92,701       1.56%       $102,925     1.58%        $101,873      1.91%
         Non interest-bearing               14,858         --           7,984       --            6,843        --
       Savings Accounts                    132,228       2.72%        150,134     2.35%         156,501      2.63%
       Certificate Accounts                758,778       5.54%        672,957     4.43%         621,807      4.68%
                                          --------       ----        --------     ----         --------      ----
       Total                              $989,565       4.85%       $934,000     3.75%        $887,024      3.96%
                                          ========       ====        ========     ====         ========      ====










          Does not include impact of interest rate swaps of interest forfeitures.


          The balance of less rate sensitive checking and savings accounts declined by $30 million in 1995 as funds were attracted out of money market accounts into higher-yielding 3 month certificates. The actual number of checking accounts, a product the Bank is emphasizing, grew by 2,907, even though net balances actually fell by $3 million. The difference in yield between these accounts and current interest rates became too great, causing depositors to invest excess funds in higher-yielding certificates.

          The Bank held "jumbo" certificates of deposit (deposits of $100,000 or more) of $223 million at December 31, 1995. Certificate maturities as of that date were as follows:

                                  Jumbo Maturities
                                    (in thousands)
                                At December 31, 1995
                3 months or less                             $ 43,947
                3 to 6 months                                  31,643
                6 to 12 months                                 52,938
                More than 12 months                            42,499
                                                             --------
                Total                                        $171,027
                                                             ========

          Brokered accounts with terms of three months or less declined compared to the prior year, reflecting the desire by jumbo customers to take advantage of attractive yields offered by the Bank in non-jumbo three-month maturities.

          At December 31, 1995, savings of out-of-state account holders amounted to $11.9 million, less than 1.3% of total savings.

     BORROWING ACTIVITY

          Reverse Repurchase Agreements: Periodically, the Bank uses its investments in U.S. Government and agency securities, mortgage-backed securities and mortgage derivative securities as collateral to borrow funds on a short-term basis through reverse repurchase agreements.
     Reverse repurchase agreements consist of sales of securities to securities dealers with the commitment by the Bank to repurchase such securities for a predetermined price at a specified date in the future, usually 1 to 90 days. If the Bank decides to replace a maturing repurchase agreement with another agreement, the amount of the new borrowing will be based on the market value of the underlying collateral at the date of refinancing.
     Statistical information regarding these borrowing arrangements is detailed in Note 10 of the Financial Statements and Supplementary Data, Item 8.
     Due to the additional growth taken on by the Bank in 1994, reverse repurchase agreements totalled $35 million and $65 million at year-end
     1995 and 1994, respectively. The weighted average maturity of these borrowings at year-end was less than one month.

          Collateralized Mortgage Obligations:  The Bank's finance subsidiary,
     Stockton Securities Corporation, exists primarily to issue debt as securities. In March 1985, a $50 million CMO was issued (Series A), secured by $57 million in fixed-rate mortgage loans converted to FHLMC participation certificates. In December 1987, an additional $57 million
     CMO was issued (Series B), collateralized by $57 million in FHLMC certificates. The debt service on the CMOs corresponds with the cash flow on the participation certificates and, therefore, provides a close matching of the underlying asset and liability maturities, reducing exposure to interest rate risk. The Series A bonds were paid off in total during 1992.

          The bonds carried a weighted average face rate of 8.25% at December
     31, 1995 and an effective rate of 8.25% compared to an average face rate of 8.25% and an effective rate of 10.97% at December 31, 1994. For additional statistical information on these borrowings, see Note 9 of the Financial Statements and Supplementary Data, Item 8.

          Federal Home Loan Bank Advances:  As a member of the Federal Home
     Loan Bank ("FHLB") System, the Bank is entitled to borrow funds from the FHLB of San Francisco on the security of capital stock of FHLB owned by Stockton Savings, certain mortgage loans and other specified securities.
     Funds are advanced to an association based on its creditworthiness and ability to pay. There are currently no restrictions on the Bank's ability to borrow from the FHLB. The weighted average rate on advances at December 31, 1995 and 1994 was 5.98% and 5.49%, respectively. The following table identifies FHLB advances by type of borrowing for each period indicated:



                                                Federal Home Loan Bank Advances By Type
                                                            (In thousands)
                                                            At December 31,
                                                          1995                        1994                       1993
                                    Reprice         %                          %                           %
                                     Freq.        Rate        Balance         Rate        Balance        Rate        Balance
















       Long-term
        fixed rate                    --            6.06         $110,000       5.80        $ 65,000       5.53           45,000
       Adjustable-rate credit
       Variable-rate                 Mtly           5.63           25,000       5.04          45,000       3.65           55,800
        line of credit
       Short-term
       collateralized                Daily           --               --         --               --        .66           10,000
       Total FHLB
        advances                     Wkly/          5.95           27,500                         --         --              --
                                     Mtly           ----         --------     ------        --------       ----          -------
                                                    5.98         $162,500       5.49        $110,000       4.42         $110,800
                                                    ====         ========       ====        ========       ====         ========


          The increase in the average rate on advances in the current year is due to the increase in the cost of adjustable-rate advances indexed to COFI due to the increase in that index as well as to increases in the balance of higher-costing fixed-rate advances and the addition of $27 million in higher-costing short-term borrowings.

          The following table summarizes consolidated borrowings as of December 31 for the years indicated:

                                                              Borrowings By Type
                                                            (Dollars in thousands)
                                                               At December 31,
                                                  1995             1994              1993             1992             1991
             Federal Home Loan
              Bank advances                        $162,500          $110,000         $110,800         $ 52,800         $ 25,000
             Collateralized
              mortgage
              obligations                             6,463             7,898           14,147           28,873           43,519

             Bank borrowings    Reverse                  --                --               --               --            3,000
             repurchase
              agreements
                                                    35,408             64,978              396              544              110
             Weighted average cost of              --------          --------         --------         --------         --------
             borrowings                            $204,371          $182,876         $125,343         $ 82,217         $ 71,629
                                                   ========          ========         ========         ========         ========

                                                      6.02%             5.92%            5.64%            7.12%            9.72%
                                                   ========          ========         ========         ========         ========


     NET INTEREST INCOME

          Net interest income is affected primarily by three factors:

          1) the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities,

          2)   the balance of interest-earning assets, and

          3) the balance of interest-earning assets relative to interest-bearing liabilities.

          The impact of the first two factors on net interest income is illustrated on Table II of Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7. Discussion of changes in the components of net interest income in 1995 and 1994 is reflected under "Net Interest Income" of Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

          Net interest income, before capitalized interest, increased by $1.2 million in 1993 compared to 1992. A $43 million increase in the average balance of loans outstanding was primarily responsible for the increase in net interest income for the year as the reduced cost of funds was virtually offset by declining asset yields.

          A 103 basis point drop in the loan portfolio yield was primarily offset by a 79 basis point drop in the cost of deposits and a 301 basis point decline in the cost of borrowings. The drop in loan yields was due to the continued prepayment of higher yielding loans, the lower initial start rate on adjustable-rate product as well as to the decline in COFI.

          The downward repricing of higher-costing long-term deposits as well as the drop in rates on transaction accounts led to the decline in deposit costs in 1993. Additionally, $32 million in higher-costing FHLB advances matured in 1993 and were replaced with lower-costing fixed and adjustable-rate advances.

          As indicated above, changes in the balance of interest-earning assets relative to interest-bearing liabilities also impact net interest income. The table below reflects the composition of the Bank's average balance sheet for the three periods indicated and highlights these changes:

                                              Average Balance Sheet
                                                  (In thousands)
                                         For the Years Ended December 31,
                                                        1995                1994                 1993












       ASSETS
         Interest-earning assets:
       Federal funds sold and securities
         purchased under agreements to resell            $      513          $    7,863          $   22,305
       U.S. Government and agency securities                 44,463              39,719              37,369
       Mortgage Derivative securities                        68,303              50,389              30,065
       Mutual fund investments                                4,002               8,067               5,091
       Other investment securities including
        FHLB stock                                           10,072              12,646               6,418
       Mortgage-backed securities (net)                     153,618             130,324              82,211
       Loans receivable (net)                               927,151             879,293             821,506
                                                         ----------          ----------          ----------
         Total interest-earning assets                   $1,208,122          $1,128,301          $1,004,965
         All other assets                                    65,931              73,756              71,010
                                                         ----------          ----------          ----------
         Total average assets                            $1,274,053          $1,202,057          $1,075,975
                                                         ==========          ==========          ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
         Interest-bearing liabilities:
       Deposits                                          $  989,565          $  934,000          $  887,024
       Federal Home Loan Bank advances                      120,715             118,113              72,916
       Securities sold under agreements to
        repurchase                                           59,120              37,506               2,111
       Mortgage-backed bonds                                  7,235               9,378              21,588
       Other borrowings                                         --                   49                 419
                                                         ----------          ----------          ----------
         Total interest-bearing liabilities              $1,176,635          $1,099,046          $  984,058
         All other liabilities                               13,331              20,022              14,052
         Stockholders'equity                                 84,087              82,989              77,865
                                                         ----------          ----------          ----------
       Total average liabilities and equity              $1,274,053          $1,202,057          $1,075,975
                                                         ==========          ==========          ==========


          Averages are calculated on a daily basis.

          Net interest income has benefitted over the past two years from a decline in the level of real estate owned. As the level of problem assets and real estate investments is expected to continue to decline, net interest income should continue to benefit.

     ASSET/LIABILITY MANAGEMENT

          The ability of the Bank to maintain consistent earnings under varying interest rate environments is largely dependent on how successfully it manages interest rate risk. One of management's major objectives is to match the repricing and maturity characteristics of its interest-earning assets and interest-bearing liabilities to reduce earnings volatility in fluctuating interest rate environments.

          The primary methods utilized by the Bank to control interest rate risk include:

          . the origination and purchase of permanent ARMs for portfolio purposes,

          .    the sale of originated fixed-rate product,

          .    forward commitments for sale of originated fixed-rate product,

          . the origination of short-term, adjustable-rate construction loans,

          . obtaining longer-term, fixed-rate borrowings or otherwise extending the repricing terms on liabilities through the use of fixed-pay interest rate swaps, and

          . emphasizing passbook and checking accounts as these deposit types are less sensitive to changes in interest rates.

          Most of the Bank's permanent ARMs are indexed to a spread over the 11th District COFI. These loans assist in reducing interest rate exposure and maintaining spreads, particularly when the Bank is able to keep its average cost of funds below that of the Eleventh District. The Bank's cost of funds was roughly equal to the Eleventh District during 1995 and significantly higher in 1994. High-costing short-term borrowings and interest rate swaps were responsible for the higher-funding costs in 1994. Although ARMs are effective in reducing risk in less volatile interest rate environments, periodic and lifetime interest rate adjustment "caps" contained in all permanent ARM product, as well as the lagging nature of the COFI index, limit the ability of these loans to reduce rate vulnerability in volatile rate environments. As a result, the benefits derived from the rising rate environment in 1994 on asset yields did not really begin to occur until 1995.

          Although the Bank makes every effort to originate adjustable-rate product, certain market conditions may make it difficult to do so. In a low-rate environment, the difference between the start rate on an adjustable-rate mortgage and the rate on a fixed-rate mortgage is much less than the difference in a higher interest rate environment, making the adjustable-rate loan less attractive to the borrower. In addition, adjustable loans tend to prepay faster in lower-rate environments further reducing the balance of these loans outstanding.

          The average repricing period on deposits declined in 1995 due to the flatness of the yield curve, allowing a depositor to lock in a higher yield for a shorter time frame. In 1994, repricing periods also shortened up, due to the consumers bias towards increasing rates and a desire not to lock in perceived lower yields for an extended time. A concerted effort was made in 1993 and 1992 to extend the Bank's repricing periods on its deposits by offering more competitive pricing on longer-term accounts. As a result, the percentage of total certificates repricing within one year dropped to 69% at December 31, 1993, down from 77% one year earlier. The inability to increase the average life of the deposit base in 1994 was reflected in the percentage of total certificates repricing within one year, which increased to 77% at the end of 1994.

          In an effort to reduce balance sheet vulnerability to rising interest rates, the Bank reduced its level of long-term fixed-rate assets by $84 million, increased its level of current index floating rate assets by $40 million and COFI product by $33 million. The level of long-term fixed-rate borrowings increased by $45 million while the maturity structure of deposits remained fairly constant. The Bank took advantage of a higher capital position in 1994 by growing assets 15.5% or $171.5 million from the prior year. The purchase of $88.3 million in 15-year, fixed-rate mortgage-backed securities as well as a $91.3 million increase in the balance of loans receivable, provided most of the growth. The increase in loans receivable came primarily through growth in the balance of COFI mortgages held. Asset growth was funded through an increase in retail deposits, long-term fixed-rate borrowings and short-term debt. The increase in the balance of short-term funds made the Bank more vulnerable to declining spreads in rising rate environments.

     LIQUIDITY

          The Bank's primary source of liquidity to fund new loan originations comes from repayments of loans already in the portfolio and sales of loans in the secondary market. Desired asset growth may be funded through deposit growth by pricing deposits more competitively or through deposit acquisitions. FHLB advances are also an alternative to fund growth. For short-term liquidity needs, the Bank's portfolio of mortgage-backed securities and other security investments totaling $144 million can be utilized as collateral to borrow under reverse repurchase agreements. A significant portion of the Bank's single-family loan portfolio is also available as collateral for FHLB advances. The Bank can also use brokered deposits as a short-term funding vehicle in place of reverse repurchase agreements.

          Excess liquidity is usually utilized to pay off short-term borrowings and, in some cases, absorb deposit runoff, particularly when taking advantage of a reduction in the cost of funds. Excess funds may also be used to purchase loans, particularly if management is attempting to maintain or increase asset size.

          The Bank has been unable to absorb significant additional growth as a result of regulatory capital constraints due to the continued acceleration in the phase-out of real estate. However, due to its stronger regulatory capital position, additional asset growth occurred in 1994. Due to uncertainties surrounding an interest-rate risk component to risk-based regulatory capital, as well as to reduced earnings in 1995 and 1994, asset growth was not significant in 1995.

          Moderate asset growth is expected in 1996 as the Bank continues to liquidate the balance of its real estate investments which have restrained growth in the past due to regulatory capital implications.

          Short-term liquidity is not expected to increase in 1996, particularly if rates remain stable and the level of prepayment and sale activity is weak.

     SUBSIDIARIES AND AFFILIATES

          Stockton Service Corporation is a wholly-owned subsidiary of Stockton Savings, formed primarily for the purpose of investing in real estate.
     See "Real Estate Development Activities". The Bank's loans to and investments in this subsidiary totalled $8.9 million at December 31, 1995. The Subsidiary is incorporated in the State of California.

          Stockton Securities Corporation is a wholly-owned finance subsidiary of the Bank, organized to issue collateralized mortgage obligations. The subsidiary recorded a net loss after tax of $41,000 for 1995 compared to an after tax loss of $203,000 and $434,000 in 1994 and 1993, respectively. See "Borrowing Activity - Collateralized Mortgage Obligations" for a further discussion of this subsidiary's activities. The Bank's investment in this subsidiary totalled $1.6 million at December 31, 1995. The Subsidiary is incorporated in the State of California.

          Stockton Financial Corporation was formed to act as the trustee for the deeds of trust that secure the loans made by the Bank. Stockton Financial Corporation also operates as a life and disability insurance agent, collecting premiums on policies sold to Bank borrowers. In 1988, Stockton Financial contracted with Marketing One, a licensed insurance and securities brokerage firm, to offer single-premium deferred annuities and securities products to Bank depositors. Stockton Financial Corporation receives a commission on all products sold. During 1995, commissions earned from Marketing One sales totalled $573,000 compared to commissions of $724,000 and $1.2 million recorded in 1994 and 1993, respectively. The 1995 after-tax income of Stockton Financial was $396,000, compared to $471,000 and $738,000 in 1994 and 1993, respectively. This year's decline in income was due entirely to the lower level of Marketing One commissions earned. The Bank's investment in this subsidiary totalled $177,000 at December 31, 1995. The Subsidiary is incorporated in the State of California.

     COMPETITION AND ECONOMIC CONDITIONS

          The Bank's principal competitive market is in San Joaquin and Stanislaus counties in the northern part of California's Central Valley. The Bank competes for real estate loans against other savings and loan associations, mortgage companies, banks, insurance companies, government agencies and real estate investment trusts. Interest rates, loan fee charges, types of mortgages and quality of services rendered are the primary competitive factors. The Bank is the largest real estate lender in San Joaquin County and one of the largest in Stanislaus County.

     Competition has increased substantially as many major California savings and loan associations, banks and mortgage brokers have come to the Northern Central Valley looking for lending opportunities. In order to continue to grow, the Bank continued to focus in 1995 on expanding lending activities to surrounding areas such as greater Sacramento and Fresno.

          The Bank competes for deposits against other savings and loan associations, commercial banks, brokerage firms, money market funds and credit unions. Primary competitive factors include convenience of office location and hours, available services and rates of return on invested funds. The Bank's offices held $573 million in deposits in San Joaquin County, $190 million in Stanislaus County and an additional $197 million in other counties in Northern Central California at December 31, 1995. In terms of market share of deposits, the Bank is among the largest in both San Joaquin and Stanislaus counties.

          It is anticipated that the Bank will continue to be a major participant in the real estate lending market in its area and in outlying areas, as well as a viable force in attracting savings capital to fund lending demands.

     EMPLOYEES

          The Bank had 345 full-time equivalent employees, including executive personnel on December 31, 1995. Employee relations are considered excellent. Employees are not represented by any collective bargaining agent. The Bank provides employees with health, major medical and life insurance benefits and maintains a 401k plan.

     REGULATION OF THE COMPANY

          HOME OWNERS' LOAN ACT. The Company is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act ("HOLA"). As such, the Company is subject to regulations of the OTS, as well as examinations and reporting requirements relating to savings and loan holding companies. In addition, the OTS has enforcement authority over the Company and the Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank. See "Regulation of the Bank -- Enforcement Authority."

          The Company is a nondiversified unitary savings and loan holding company. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, as long as the Bank remains a qualified thrift lender ("QTL"). If the Bank fails the QTL test, the Company may not engage in or continue after such failure, directly or through its other subsidiaries, any business activities not permitted to multiple savings and loan holding companies or their subsidiaries. In addition, the Company would have to register as and be subject to limits on a bank holding company if the Bank ceased to be a QTL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), made certain changes to the QTL test. See "Regulation of the Bank -- Qualified Thrift Lender Test" and "FDICIA."

          RESTRICTIONS ON ACQUISITION. If the Company acquires control of another savings institution as a separate subsidiary, the Company would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other savings association) would become subject to restrictions under HOLA. No multiple savings and loan holding company or subsidiary thereof that is not a savings association may commence, or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or an escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings association subsidiary; (iv) holding or managing properties used or occupied by a subsidiary savings association; or (v) acting as a trustee under deeds of trust. In addition, unless prohibited or limited by the OTS, a multiple savings and loan holding company may engage in nonbanking activities permissible for bank holding companies, including, but not limited to, investment advice, leasing, underwriting credit insurance, management consulting services, and securities brokerage activities, as the Federal Reserve Board ("FRB") determines under Section 4(c)(8) of the

     Bank Holding Company Act of 1956 ("Bank Holding Company Act"), and may engage in those activities authorized by the FHLBB, the predecessor to the OTS, for multiple savings and loan holding companies as of March 5, 1987. A multiple savings and loan holding company must obtain prior OTS approval before it may engage in any particular activity permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act. Moreover, the insured depository institution subsidiaries of a multiple savings and loan holding company are subject to the provisions of the Federal Deposit Insurance Act ("FDI Act") added by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which imposes liability for losses incurred by the FDIC in connection with the default of, or assistance provided to, a commonly controlled insured depository institution.

          The Company must obtain approval from the OTS before acquiring control of any other FDIC-insured Savings Association Insurance Fund ("SAIF") member savings association or a savings and loan holding company. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

          The Company and any nonsavings association subsidiary thereof may acquire up to 5%, in the aggregate, of the voting stock of any nonsubsidiary savings association or savings association holding company without being deemed to acquire "control" of the association or holding company. In addition, a savings and loan holding company may hold shares of a savings association or a savings and loan holding company for certain purposes, including as a bona fide fiduciary, as an underwriter or in an account solely for trading purposes.

          The OTS has adopted a regulation that requires persons or companies that control a savings association and are subject to capital maintenance agreements with respect thereto to provide the OTS with notice prior to divesting control of the association. A divestiture may be completed only upon providing such notice and paying or agreeing to pay any amount then due under the capital maintenance obligation. The OTS may conduct an examination of the association to determine whether any capital deficiency exists.

          The Company entered into a capital maintenance agreement with the OTS in connection with the holding company reorganization of the Bank. Accordingly, this regulation would apply to the Company if it ever sought to divest control of the Bank. The Company currently has no plans to divest control of the Bank.

          RESTRICTIONS ON ACQUISITION. Under the Bank Holding Company Act, the approval of the FRB would be required before any company that controlled a "bank" as defined in the Bank Holding Company Act (e.g., a commercial bank) could acquire and operate a savings association, such as the Bank. The Change in Bank Control Act and the savings and loan holding company provisions of the Home Owners' Loan Act, together with the regulations of the OTS under those Acts, require that the consent or nondisapproval of the OTS be obtained prior to any person or company acquiring "control" of a savings association or a savings and loan holding company. Under the OTS regulations, control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of the association. Control is rebuttably presumed to exist if a person acquires more than 10% of any class of voting stock (or more than 25% of any class of nonvoting stock) and is subject to any of several "control factors." The control factors relate, among other matters, to the relative ownership position of a person, the percentage of debt and/or equity of the association controlled by the person, agreements giving the person influence over a material aspect of the operations of the association and the number of seats on the board of directors of the association held by the person or his designees. The regulations provide a procedure for challenge of the rebuttable control presumption. Restrictions applicable to the operations of savings and loan holding companies and conditions imposed by the OTS in connection with its approval of companies to become savings and loan holding companies may deter companies from seeking to obtain control of the Company.

          TRANSACTIONS WITH AFFILIATES. The Bank's authority to engage in transactions with related parties or "affiliates," including the Company and any nonsavings association subsidiaries of the Company, is limited by certain provisions of law and regulations. Savings associations are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. In addition, savings associations, such as the Bank, are subject to substantially similar restrictions regarding affiliate transactions to those imposed upon member banks under Section 23A and 23B of the Federal Reserve Act. The affiliates of the Bank include persons who directly or indirectly own, control or vote more than 25% of any class of stock of the Bank, any other persons who exercise a controlling influence over the management of the Bank, any company controlled by controlling stockholders of the Bank or with a majority of interlocking directors with the Bank, any company sponsored and advised on a contractual basis by the Bank and any company (other than a subsidiary) under common control with the Bank, as "control" is defined in the regulations of OTS relating to changes in control. See "Restrictions on Acquisition." Transactions between the Bank and its affiliates are subject to certain requirements and limitations. Among other things, these provisions limit the amounts of such transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate and require that transactions with affiliates be on terms and conditions comparable to those for similar transactions with unaffiliated parties. The Director of the OTS may further restrict such transactions in the interest of safety and soundness.

          FEDERAL SECURITIES LAWS. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and, accordingly, is required to file periodic and other reports with the Securities and Exchange Commission ("SEC").

          PAYMENT OF DIVIDENDS.   Under Delaware law, dividends generally may
     be paid in cash or in property owned by the Company only from the profits and earned surplus of the Company and only when the Company does not have, and the payment of a dividend would not create, a capital deficit.

          The Company's principal source of income, however, is dividends to the extent declared and paid by the Bank. Existing restrictions on the Bank's ability to pay dividends to the Company may impact the Company's ability to pay dividends to stockholders. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, as its holding company. Furthermore, the right of the Company to receive dividends from the Bank will be subject to the right of the OTS to object to such dividends under certain circumstances. See "Regulation of the Bank -- Capital Distributions."

     REGULATION OF THE BANK

          GENERAL. The Bank is a federally-chartered stock savings bank, the deposits of which are insured by the FDIC through the SAIF. The Bank converted from a California-chartered savings and loan association to a federally-chartered savings bank on June 29, 1990. The Bank is subject to broad federal regulation and oversight extending to all aspects of its operations. The OTS has extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The Bank is also a member of the FHLB of San Francisco and is subject to certain limited regulation by the FRB.

          The investment and lending authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally prohibit the Bank's investment in real estate (other than that acquired through, or in lieu of, foreclosure or used by the Bank for offices and related facilities) and equity securities of companies that are not subsidiaries, and limit to a specified percentage of assets the Bank's investment in service corporations, consumer loans, tangible personal property, commercial loans, corporate debt securities, and nonresidential real estate loans.

          FIRREA acts as a deterrent to investment by savings associations in subsidiaries such as SSC that engage in activities that are not permissible for national banks by imposing higher capital requirements on such investments. See "Capital Requirements."

          A savings association seeking to establish or acquire a new subsidiary, or conduct any new activity through a subsidiary, must provide 30 days' prior notice to the FDIC and the OTS and conduct the activities of the subsidiary in accordance with OTS orders and regulations. The Director of the OTS has the power to force divestiture of any subsidiary or termination of any activity the Director determines to be a serious threat to the safety, soundness or stability of such savings association or otherwise to be inconsistent with sound banking principles. Additionally, the FDIC is authorized to determine whether any specific activity poses a threat to the SAIF and to prohibit any SAIF member from engaging directly in such activity, even if it is an activity that is permissible for a federally-chartered savings association.

          CAPITAL REQUIREMENTS. General. The Bank must meet three primary capital requirements: a leverage requirement, a tangible capital requirement, and a risk-based capital requirement. As of December 31, 1994, the Bank was in compliance with all three requirements, as described in the following paragraphs:

          LEVERAGE REQUIREMENT. The leverage requirement mandates that a savings association maintain "core capital" of at least 3% of its adjusted total assets. For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible mortgage servicing rights. "Core capital" includes (i) common stockholders' equity and retained earnings, noncumulative preferred stock and related earnings and minority interests in the equity accounts of consolidated subsidiaries, minus (ii) the sum of those intangibles (including goodwill) and investments in subsidiaries not permitted as capital for national banks and those mortgage servicing rights not includable in core capital.

          Intangible assets such as core deposit premiums are generally deducted from core capital. FIRREA also requires deductions from core capital for certain investments in service corporations and other subsidiaries. In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks (which are generally more limited than activities permissible for savings associations and their subsidiaries), after April 12, 1989, must generally be deducted in calculating a savings association's core capital. This exclusion of investments in and loans to pre-existing subsidiaries engaged in activities not permissible for national banks as of April 12, 1989 is generally phased in through June 30, 1994. However, Section 953 of the Housing and Community Development Act of 1992 authorizes the Director of OTS to prescribe by order greater percentages than the foregoing for specified associations until June 30, 1996. The Bank was granted an extension by OTS, which allowed the inclusion of the lesser of the investments in and loans to impermissible subsidiaries on April 12, 1989 or as of the calculation of capital date, to remain at the rate of 75% through June 30, 1994. The applicable percentage was reduced to 60% on July 1, 1994 and to 40% on July 1, 1995. After June 30, 1996, the percentage will be zero. Generally, except for special rules applicable during the phase-out of investments in nonconforming subsidiaries and except for subsidiaries that are insured depository institutions, all subsidiaries engaged in permissible activities are required to be consolidated for purposes of calculating capital compliance by the parent.

          SSC, the wholly-owned subsidiary service corporation of the Bank, is engaged in real estate development, an activity impermissible for the Bank. Accordingly, loans to and investments in SSC by the Bank must be deducted from the Bank's capital. The amount of loans and investments made on or prior to April 12, 1989 must be deducted in accordance with the phase-out schedule described above; currently, 60% of such loans and investments must be deducted. In addition, the total dollar amount of loans and investments made subsequent to April 12, 1989, must be deducted immediately from capital.

          As of December 31, 1995, 60% of loans to and investments in SSC made on or prior to April 12, 1989 or $5.3 million was deducted from the Bank's capital in accordance with the amended schedule set forth above; and $3.6 million was still included in the Bank's regulatory capital. As of July 1, 1996, none of the loans and investments will be includable in the Bank's capital for regulatory purposes.

          TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. Tangible capital is defined in the same manner as core capital, except that all formerly includable goodwill must be deducted. Because the Bank has no goodwill, its tangible capital is equal to its core capital.

          RISK-BASED CAPITAL REQUIREMENT. The risk-based requirement promulgated by the OTS is required by FIRREA to track the standard applicable to national banks, except as the OTS may determine to reflect interest rate and other risks not specifically included in that standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the standard prescribed by the Office of the Controller of the Currency ("OCC") for national banks. Although the OTS has adopted regulations that require associations with significantly more than normal interest rate risk to meet higher risk-based capital requirements, the effective date for these regulations has been deferred indefinitely. See "Interest Rate Risk Component" below.

          The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital (except that includable supplementary capital may not exceed core capital). Supplementary capital includes: cumulative perpetual preferred stock; mutual capital, income capital and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan loss allowances, up to a maximum of 1.25% of risk-weighted assets.

          In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk factor ranging from 0% to 100%, as assigned by the OTS based on the risks it believes are inherent in the type of asset. Comparable weights are assigned to off-balance sheet activities.

          See Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, for a more detailed discussion of the Bank's regulatory capital position.

          INTEREST RATE RISK COMPONENT. On August 31, 1993, the OTS issued a final rule that a savings association's risk-based capital requirement would be based, in part, on the level of its exposure to interest rate risk. However, the initial effective date of the regulation has been postponed indefinitely. Under this rule, an association with a greater than normal level of interest rate risk is subject to an "add on" to its risk-based capital requirements. This "add on" equals 50% of the decline in the market value of the association's assets that would result from either a 200-basis point increase or a 200-basis point decrease in market interest rates, whichever results in a greater decline. Management believes that, if the interest rate risk regulation had been effective as of December 31, 1995, it would not have reduced the amount of the Bank's risk-based capital available to meet its risk-based capital requirement.

          FAILURE TO MEET REQUIREMENTS. Any savings association that fails to meet its regulatory capital requirements is subject to enforcement actions by the OTS or the FDIC. A savings association that fails to meet its capital requirements may not increase its liabilities during any two consecutive calendar quarters at a rate in excess of 12.5% or make any capital distributions without regulatory approval. See "Capital Distributions." The OTS must limit the asset growth of any undercapitalized association and issue a capital directive against the association. Associations may seek exemptions from the various sanctions or penalties for failure to meet their capital requirements (other than appointment of a conservator or receiver); however, exemptions are not allowed with respect to mandatory growth restrictions.

          The FDICIA authorizes and, under certain circumstances, requires the OTS to take certain actions against associations that fail to meet certain new capital-based requirements. See "FDICIA".

          CAPITAL DISTRIBUTIONS. Limitations are imposed by OTS regulation upon all "capital distributions" by savings associations, including cash dividends, payments by institutions in a cash-out merger and other distributions charged against capital. A three-tiered system of regulation is established, with the greatest flexibility afforded to well capitalized institutions. Under the capital distribution regulation, an association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or greater than the amount of its fully phased-in capital requirement is a Tier 1 association ("Tier 1 Association").

          An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or in excess of its minimum capital requirement is a Tier 2 association ("Tier 2
     Association").

          An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is less than its minimum regulatory capital requirement is a Tier 3 association ("Tier 3 Association").

          The Bank currently qualifies as a Tier 1 Association and, as such, is authorized to make capital distributions during a calendar year up to the higher of: A) 100 percent of net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or B) 75% of its net income over the most recent four-quarter period.

          QUALIFIED THRIFT LENDER TEST.   Under the QTL test, an association
     must have invested at least 65% of its portfolio tangible assets in qualifying investments and must maintain this level of qualifying investments, measured on a monthly average basis, in 9 out of every 12 months.

          Portfolio tangible assets are defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualifying investments without limit: domestic residential housing or manufactured housing loans; home equity loans and mortgage-backed securities backed by residential housing or manufactured housing loans; FHLB stock; and certain obligations of the FDIC and certain other related entities. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to and investments in low cost, one-to-four family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where the credit needs of low to moderate income families are not met; (v) other loans for churches, schools, nursing homes and hospitals; (vi) consumer and education loans up to 10% of total portfolio assets; and
     (vii) stock of the FHLMC or Federal National Mortgage Association.

          As of December 31, 1995, the Bank was in full compliance with the QTL test.

          Any savings association that fails to meet the QTL test must convert to a commercial bank charter, unless it requalifies as a QTL on an average basis in at least three out of every four quarters for two out of three years and thereafter remains a QTL. If an institution that fails the QTL test has not yet requalified and has not converted to a commercial bank, its new investments and activities are limited to those permissible for a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB advances and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a commercial bank charter three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB advances. If any institution that fails the QTL test and is subject to these restrictions on activities is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and would be subject to all restrictions on bank holding companies. These restrictions would limit the activities of the holding company to those activities that the FRB has determined are closely related to banking. Certain temporary and limited exceptions from meeting the QTL test may be granted by the OTS.

          LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. Short-term liquid assets currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings.

          Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. treasury obligations) and long-term assets (e.g., U.S. treasury obligations of more than one and less than five years and certain federal and state agency obligations). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in U.S. Government securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. The OTS may designate as liquid assets certain mortgage related securities and certain mortgage loans qualifying as backing for certain mortgage-backed securities with less than one year to maturity. Penalties may be imposed upon associations for violations of liquidity requirements. At December 31, 1995, the Bank was in compliance with these requirements, with an overall liquidity ratio of 6.18% and a short-term liquidity ratio of 1.81%.

          TRANSACTIONS WITH RELATED PARTIES. Transactions involving a savings association and its affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. See "Regulation of the Company -- Transactions with Affiliates."

          In addition, the Bank is subject to various limitations and requirements with respect to extensions of credit to insiders as set forth in Sections 22(g) and (h) of the Federal Reserve Act and as implemented by Regulation O of the FRB. Pursuant to Section 22(g) and relevant regulations, the Bank may not extend credit to an individual executive officer in an amount in excess of $100,000, subject to certain limited exceptions for first mortgage or educational loans. Section 22(h) requires that all extensions of credit to insiders, who include executive officers, directors, and principal shareholders, be on nonpreferential terms and be made consistent with specified procedural requirements.
     Section 22(h) also limits extensions of credit to any one insider and his or her related interests generally to 15% of unimpaired capital and unimpaired surplus, subject to certain exceptions, and limits the aggregate level of extensions of credit by a depository institution to all of its insiders and their related interests to 100% of the institution's capital.

          The Bank believes that it is in compliance with all relevant limitations on transactions with affiliates and insiders.

          BRANCHING AND MERGERS. As a federal savings bank, the Bank may establish branch offices and merge only in accordance with OTS regulations and with OTS approval. Pursuant to these regulations, a federal savings bank is authorized to branch nationwide except in certain limited circumstances, provided that the association satisfies certain tests relating to its asset composition based upon criteria set forth in the Internal Revenue Code of 1986, (the "Code") as amended (see "Federal and State Taxation"), and OTS approval for the branch is obtained.

          LENDING LIMITATIONS. FIRREA reduced the amount a savings association is permitted to lend to one borrower to the greater of $500,000 or 15% of an association's unimpaired capital and unimpaired surplus (subject to certain exceptions, including higher limits for loans fully secured by certain readily marketable collateral and for loans to develop domestic residential housing units if certain requirements are met and OTS approval is obtained).

          This limitation is applicable on a prospective basis only. At December 31, 1995, the maximum amount that the Bank could lend to one borrower (and related entities) under the limit imposed by FIRREA was approximately $12.6 million. At that date, the largest amount of loans that the Bank had outstanding to any one borrower was approximately $8.3 million.

          ENFORCEMENT AUTHORITY. The OTS has extensive enforcement authority over all savings associations, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

          The grounds for appointment of a conservator or receiver for a savings association include: insolvency in that the assets of the association are less than its liabilities to depositors and others, substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices, existence of an unsafe or unsound condition to transact business, likelihood that the association will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business, and insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect for replenishment of capital without federal assistance.

          INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF member institutions. The FDIC may prohibit any SAIF member institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

          Since January 1, 1994, the annual FDIC deposit insurance assessment rate for SAIF members has varied between 0.23% and 0.31% of insured deposits, depending upon the classifications of each institution made by the FDIC based upon the association's capital level and a supervisory evaluation by the institution's primary federal supervisor and, if appropriate, state supervisor. During the year ended December 31, 1995, the Bank incurred $2.3 million in expenses for deposit insurance. On November 14, 1995, the FDIC adopted a resolution to reduce the assessment rates for Bank Insurance Fund ("BIF") members to a range of 0 to 27 basis points. The action could have negative implications for the Bank in its ability to compete with BIF insured institutions.

          As part of the funding of the resolution of insolvency of the FSLIC, Congress created the Financing Corporation and the Resolution Funding Corporation ("REFCO"). Each of these entities, under specified conditions, may assess premiums on SAIF member associations. Such premiums may not exceed assessments able to be made by the SAIF and are payable in lieu thereof. FIRREA provides that the Treasury Department shall make contributions to the SAIF, if assessments actually paid to it are insufficient to maintain certain statutorily prescribed capital levels for the SAIF.

          The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months or two years, as determined by the FDIC.

          FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of San Francisco, which is 1 of 12 regional FHLBs which are subject to oversight by the Federal Housing Finance Board ("FHFB"). As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB of San Francisco in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, 0.3% of its assets, or 5% (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1995, the Bank had $10.4 million in FHLB stock, which was in compliance with this requirement. At December 31, 1995, the Bank had $162.5 million in FHLB advances outstanding.

          Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members (i.e., loans) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHFB.

          FIRREA established collateral requirements for FHLB advances. All long-term advances are required to provide funds for residential home financing, and members must meet standards of community service to maintain access to long-term advances.

          In past years, the Bank has received substantial dividends on its FHLB stock. During the past 5 years, such dividends have averaged 4.29% and were 4.90% or $501,000 for fiscal year 1995. Certain provisions of FIRREA require all 12 FHLBs to contribute funds to REFCO. In addition, pursuant to FIRREA, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low and moderate income, owner-occupied housing and affordable rental housing, and certain have adversely affected other community purposes. These contributions affect the level of FHLB dividends paid and the value of FHLB stock, as well as interest rates payable on FHLB advances.

          FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and
     Super NOW checking accounts) and nonpersonal time deposits.   At December
     31, 1995, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

          Savings associations are authorized to borrow from the FRB "discount window"; but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the FRB.

          FDICIA. On December 19, 1991, FDICIA was enacted to recapitalize the Bank Insurance Fund and impose certain supervisory and regulatory reforms on insured depository institutions.

          FDICIA required the federal banking agencies, including the OTS, to establish the levels at which insured depository institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. As a result, the federal banking agencies established the following applicable capital levels for institutions within their jurisdictions: well capitalized institutions have a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater; adequately capitalized institutions have a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio and leverage ratio of 4.0% or greater; undercapitalized institutions have a total risk-based capital ratio below 8.0% or a Tier 1 risk-based capital ratio or leverage ratio below 4.0%; significantly undercapitalized institutions have a total risk-based capital ratio below 6.0% or a Tier 1 risk-based capital ratio or leverage ratio below 3.0%; and critically undercapitalized institutions have a ratio of tangible equity to total assets equal to or below 2.0%. The Bank was considered well capitalized under the above definition as of December 31, 1995 as its total risk-based, Tier 1 risk-based and leverage ratios were 12.12%, 11.16% and 6.07%, respectively.

          Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.

          Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit or comply with acceptable capital restoration plans are subject to one or more of an enumerated group of more stringent sanctions than those applied to undercapitalized institutions. A forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits must be imposed by the regulator unless the regulator determines that they would not resolve problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund.

          A critically undercapitalized institution is prohibited from making payments on subordinated debt and engaging in certain other corporate transactions without regulatory approval. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.

          On July 10, 1995, the federal bank regulatory agencies published minimum operational standards, including standards with respect to internal controls, loan documentation, credit underwriting and compensation arrangements. Institutions failing to meet one or more of the operational standards may be required to submit corrective plans and may be subject to sanctions for failure to submit or comply with a plan. The acceptance and renewal of brokered deposits is limited generally to well capitalized institutions.

          FDICIA provides for certain consumer and low and moderate income lending and deposit programs and increases the aggregate authority of federal savings associations to invest in consumer loans, corporate debt securities and commercial paper from 30% to 35% of assets.

          ACCOUNTING. FIRREA requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

          Under FDICIA, the federal bank regulatory agencies are required to adopt uniform capital and accounting rules with respect to reports filed with those agencies. The accounting rules require the disclosure of the market value of assets and liabilities and the disclosure of contingent liabilities in the regulatory reports of a depository institution. The investment activities of a savings association must be in compliance with approved and documented investment policies and strategies and must be accounted for in accordance with GAAP. Management must support its classification of and, to the extent feasible, accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Management of the Bank believes that it is in compliance with these requirements. At December 31, 1995, the Bank had designated approximately $13.2 million of loans as held for sale and approximately $261.3 million of investments and mortgage-backed securities as available for sale. The effect of these requirements may be to reduce the ability of the Bank to respond in a timely manner to changes in the market for its investments without resulting in a change in the valuation of such investments from cost basis to market value.

          The Company will be implementing several new accounting standards in 1996. For a detailed discussion of the standards and their potential impact on the Company, see "Recent Accounting Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7. No new accounting standards were adopted in 1995.

     DELAWARE TAXATION

          As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

     FEDERAL AND STATE TAXATION

          Under applicable provisions of the Code, thrift institutions who meet certain definitional tests related to the composition of assets and nature of their business, such as Stockton Savings, are permitted to establish reserves for bad debts and to make annual additions thereto that qualify as deductions from taxable income. The amount allowable as a bad debt deduction is generally based upon a thrift institution's actual loss experience (the "experience method"), or a thrift institution may elect annually to compute the allowable addition to its bad debt reserves for "qualifying real property loans" (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "percentage of taxable income method"). The Bank used the percentage of taxable income method for 1994 and 1993. The Bank expects to utilize this method in 1995.

          For taxable years beginning after 1986, a thrift institution's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is computed by multiplying its taxable income (before the percentage bad debt deduction and certain other deductions) by 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for nonqualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying thrift institutions to be taxed at a lower effective federal income tax rate than that generally applicable to corporations. The effective maximum federal income tax rate applicable to a qualifying savings institution (exclusive of the corporation minimum tax), assuming the maximum percentage bad debt deduction, is approximately 31.3% (except for 1987 when, due to the 1986 Act transition rules, the rate was 36.8%).

          For all taxable years, if an institution's specified qualifying assets constitute less than 60% of its total assets, the institution is not eligible to compute its bad debt deduction under the percentage of taxable income method. In addition, certain large thrift institutions, such as the Bank, are required to recapture all or part of their existing bad debt reserve according to a statutory schedule in the event less than 60% of the thrift's assets for any taxable year are specified assets. (See also "Qualified Thrift Lender" above.)


          The percentage of taxable income method is available to thrift institutions only to the extent that (i) the amounts accumulated in reserves for losses on qualifying real estate loans do not exceed 6% of such loans outstanding at the end of the taxable year and (ii) the bad debt deduction does not exceed the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the taxable year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

          Under the experience method, the bad debt deduction for an addition to the reserve for "qualifying real property loans" or "nonqualifying loans" is an amount determined under a formula based generally upon bad debts actually sustained by a thrift institution over a period of years.

          In addition to the regular income tax, corporations, including thrift institutions such as the Bank, generally are subject to the corporate minimum tax. For taxable years beginning after 1986, the alternative minimum tax is imposed at a minimum tax rate of 20% on the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. For any taxable year beginning after 1986, the alternative minimum taxable income that may be offset by alternative minimum net operating losses is limited to 90%. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years beginning after 1986 and before 1996, corporations, including thrift institutions such as Stockton Savings, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) exceeding $2 million.

          The "excess" portion of a thrift institution's bad debt reserves generally may be utilized only to absorb bad debt losses and to meet regulatory reserve requirements. If such excess is used for any other purpose including the payment of cash dividends or other distributions to stockholders (including distributions on redemption or liquidation), the thrift institution would be treated for federal income tax purposes as having received taxable income in such an amount which, when reduced by the federal income tax liability, if any, attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. The amount that would be deemed removed from the bad debt reserve in the event of such a distribution would be the amount treated as taxable income received. Certain distributions (including dividends), however, made by thrift institutions to shareholders are treated as being made first out of current tax earnings and profits, next out of previously taxed earnings and profits and only then out of bad debt reserves. The "excess" portion of such bad debt reserves means (a) that portion of the reserve for qualifying real property loans that exceeds the allowable bad debt deduction amount computed using the experience method, plus (b) the supplemental reserve for losses on loans. The Bank does not expect to make any distributions out of its excess bad debt reserves.

          In 1994, the Internal Revenue Service concluded its examination of the tax returns for tax years 1989 through 1992. One of the issues raised by the IRS was the amortization of deposit base intangibles. The issue was resolved under the IRS' Global Intangibles Settlement Offer. Under this offer, taxpayers have the following options for amortization of certain intangibles: a basis adjustment of the amortizable intangible or the extension of the assets' useful life. The Company accepted the useful life extension option. The IRS did not make any other adjustments to the taxable income for the years under examination.

          The California franchise tax applicable to the Bank is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations, because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The total tax rate was 11.3% in 1995, 11.47% in 1994 and 11.11% in 1993. Under California regulations, bad debt deductions are available in computing California franchise taxes using a maximum reserve balance limitation computed based on a six or a three-year moving average. The Bank and its subsidiaries file California state franchise tax returns on a combined reporting basis.

          The Company changed its method of accounting for income taxes as of January 1, 1992. See Note 11 of the Financial Statements and Supplementary Data, Item 8, for further discussion of the implementation of SFAS 109.

     ITEM 2.   OFFICE PROPERTIES

     The Bank owned or leased the following offices at December 31, 1995:

     STOCKTON:                 501 W. Weber Ave. (Corporate Offices)
                               212 N. San Joaquin St. (Former Corporate Offices)
                               131 N. San Joaquin St. (Main Branch)
                               209 E. Channel St. (Parking Lot)
                               1110 W. Robinhood Dr. (Former Branch)
                               1782 W. Hammer Ln. (Branch)
                               2562 Pacific Ave. (Branch)
                               2287 W. March Ln. (Branch)
                               8135 N. West Ln. (Branch)
     LODI:                     200 N. Church St. (Branch)
                               1150 W. Kettleman Ln. (Branch)

     MANTECA:                  201 N. Main St. (Branch)
     TRACY:                    1070 N. Tracy Blvd. (Branch)
     MODESTO:                  3013 McHenry Ave. (Branch)
                               2601 T Oakdale Rd. (Branch)
                               1101 J St. (Branch)
     TURLOCK:                  2846 Geer Rd. (Branch)
                               501 E. Olive St. (Branch)
     ELK GROVE:                150 Elk Grove-Florin Road (Branch)
     ANGELS CAMP:              479 S. Main St. (Branch)
     SONORA:                   13755 A Mono Way (Branch)
     ATWATER:                  1329 Broadway Ave. (Branch)
     MERCED:                   3065 "G" St. (Branch)
     JACKSON:                  P.O. Box 636 (2048 W. Hwy. 88 - Martell) (Branch)
     ESCALON:                  1701 Main St. (Branch)
     FRESNO:                   1015 W. Shaw Avenue (Branch)
     SACRAMENTO:               640 Watt Avenue, Suite 200 (Loan Center)

     The total net book value of the offices at December 31, 1995 was $15.9 million.

     ITEM 3.   LEGAL PROCEEDINGS

          California Financial and its subsidiary are involved in various routine legal actions incidental to the business, none of which is believed to be material to the Company on an overall basis.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE

                                       PART II


     ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

                                     COMMON STOCK

     As of June 1, 1988, Stockton Savings Bank reorganized into a holding company -- California Financial Holding Company. The common stock is listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) under the exchange symbol CFHC (California Financial Holding Company).

                                                               STOCK BID PRICES

       1993                   High        Low                1995                           High          Low

       1st Quarter           18 1/4        12                1st Quarter                     15           12

       2nd Quarter           16 1/4      13 1/4              2nd Quarter                   17 1/2         14

       3rd Quarter             20        15 1/4              3rd Quarter                   20 1/4       15 3/8

       4th Quarter           21 1/4        17                4th Quarter                     22         18 3/8



       1994                   High        Low                1996                           High          Low

       1st Quarter             18        15 3/4              Jan. 1 - Mar. 1               20 7/8       18 7/8

       2nd Quarter           19 1/2        16

       3rd Quarter           18 3/4      15 1/4

       4th Quarter             16          12




     California Financial paid regular quarterly dividend payments of 11 cents per share on February 15, May 16, August 15, November 15, 1995 and February 15, 1996. California Financial also paid a 10% stock dividend on December 15, 1993.

     The Company had 1,097 stockholders as of December 31, 1995.

     ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

                                          Selected Five-Year Financial Information


                                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

       AT OR FOR THE YEARS ENDED DECEMBER 31                 1995           1994          1993          1992           1991

       SELECTED FINANCIAL CONDITION INFORMATION

       TOTAL ASSETS                                       $ 1,257,585   $ 1,275,127   $  1,103,648   $ 1,058,409   $  1,041,429

       LOANS RECEIVABLE, NET                                  921,070       916,757        846,489       799,622        719,213

       MORTGAGE-BACKED SECURITIES                             117,200       166,591         80,405        84,603        101,275

       SAVINGS DEPOSITS                                       960,148     1,001,070        885,058       892,501        888,670

       BORROWINGS                                             204,371       182,876        125,343        82,217         71,629

       STOCKHOLDERS' EQUITY                                    85,602        83,217         81,462        72,939         65,997

       SELECTED OPERATIONS INFORMATION

       INTEREST INCOME                                    $    91,128   $    81,127   $     79,600   $    85,569   $     95,481

       INTEREST EXPENSE                                        59,373        46,851         43,331        50,134         65,658

       NET INTEREST INCOME                                $    31,755   $    34,276   $     36,269   $    35,435   $     29,823

       PROVISION FOR LOAN LOSSES                                1,634           281          2,985         3,765          3,350

       FEE INCOME                                               5,407         5,004          5,345         4,718          4,557

       OTHER INCOME (LOSS)                                    (7,282)       (6,910)          1,560         (838)          6,792

       OTHER EXPENSES                                          24,818        25,271         23,325        22,895         24,431
       INCOME BEFORE TAXES AND ACCOUNTING CHANGE          $     3,428   $     6,818   $     16,864   $    12,655   $     13,391

       INCOME TAX PROVISION                                     1,530         2,316          7,465         5,318          6,107

       INCOME BEFORE ACCOUNTING CHANGE                    $     1,898   $     4,502   $      9,399   $     7,337   $      7,284

       ACCOUNTING CHANGE                                            -             -              -         1,000              -

       NET INCOME                                         $     1,898   $     4,502   $      9,399   $     8,337   $      7,284









       EARNINGS PER SHARE                                 $      0.40   $      0.96   $       2.04   $      1.84   $       1.64

       DIVIDENDS PER SHARE                                $      0.44   $      0.44   $       0.44   $      0.40   $       0.40

       SELECTED OTHER INFORMATION

       RATIO OF NET INCOME TO AVERAGE ASSETS                    0.15%         0.37%          0.87%         0.80%          0.70%

       RATIO OF NET INCOME TO AVERAGE SHAREHOLDERS'             2.26%         5.42%         12.07%        11.96%         11.60%
         EQUITY

       RATIO OF GENERAL AND ADMINISTRATIVE EXPENSES
         TO AVERAGE ASSETS                                      1.86%         2.01%          2.05%         2.08%          2.23%

       INTEREST RATE SPREAD-END OF YEAR                         2.62%         2.23%          2.82%         3.23%          2.92%

       BRANCH OFFICES                                              22            23             22            22             23


          Per share calculations for 1992 and 1991 have been adjusted for a 10% stock dividend in 1993.

                                                       Statistical Ratios
                                                          December 31,
                                                       1995           1994          1993           1992          1991
                                                      -----          -----          -----         -----          -----
       Net income/average stockholders' equity
                                                          2.26%          5.42%        12.07%         11.96%        11.60%
       General and administrative
       expenses/gross income
                                                         26.51%         30.43%        25.44%         24.30%        21.78%
       Dividend payout ratio
                                                        108.97%         45.06%        21.60%         19.44%        22.06%


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          California Financial Holding Company ("the Company" or "California Financial") is the holding company for its principal subsidiary, Stockton Savings Bank ("Stockton Savings" or "the Bank"). Virtually all financial activity of the holding company is conducted through the Bank.

          The financial results of the Company are impacted primarily by the interest rate environment and the health of the real estate market in the Bank's lending territory.

          Although interest rates began a steady decline during 1995, short-term rates remained stubbornly high, keeping the Bank's cost of funds up while asset yields increased by a lesser amount. The end result was a narrowing of margins in 1995 and a $2.5 million reduction in net interest income. The real estate market also continued to show signs of weakness during the year, leading to further provisions on real estate investments and to a lesser degree, foreclosed properties.

          The weakness in the real estate market, as well as relatively high mortgage rates for most of the year, also reduced the amount of loan refinance activity, leading to reduced origination volume and low loan sale activity. Similar to 1994, gains recorded on the sale of loans in 1995 were minimal.

          Noninterest expense declined by $452,000 in 1995 as the Company changed from a defined benefit pension plan to a lower costing 401k plan, allowing for the reversal of $1.5 million in accrued pension expense.

          The continued reduction in the Federal Funds rate in late 1995 and early 1996 by the Federal Reserve, the upward repricing of the Bank's loans indexed to the lagging Eleventh District Cost of Funds ("COFI") and the decline in deposit and borrowing costs caused by the lower rate environment, bode well for improved interest rate margins over the coming year. In addition, aggressive writedowns taken in 1995 on real estate investments as well as real estate owned, coupled with significant declines in the level of troubled assets, indicate that losses recorded on problem assets should also decline substantially in 1996.

          The Bank expects to focus on growth in loan origination volume over the next year, primarily in its two newest market areas, Fresno and Sacramento counties. The introduction of a Federal Housing Administration ("FHA") lending program, to capture speculative construction take-out business, as well as an increased focus on construction loan originations, should facilitate this growth. Construction lending is however, an inherently riskier form of business than lending on single-family residences.

          The balance of nonperforming assets and nonearning real estate declined significantly by year-end as the level of nonperforming assets was $22.7 million compared to $32.5 million a year earlier. The balance of real estate held for development purposes, which is not considered a nonperforming asset, totalled $6.5 million compared to $14.7 million a year earlier. The lower balance of nonearning assets should have a positive impact on the Bank's margin in 1996.


                                RESULTS OF OPERATIONS

          The Company reported earnings of $1.9 million or $.40 per share in 1995 compared to earnings of $4.5 million or $.96 per share in 1994 and $9.4 million or $2.04 per share in 1993. Earnings trends over the three year period are highlighted as follows:

          - Net interest income, the major component of income for the Bank, has declined steadily over the past three years due primarily to the significant rise in interest rates beginning early in 1994. Although rates began to drop in 1995, the decline was gradual and occurred primarily on the long end of the yield curve, having little positive impact on the Bank's short-term funding costs.

          - Loss provisions established on the loan portfolio remained at lower levels than 1993, reflective of the decline in the level of nonperforming assets.

          - Operating expenses decreased in 1995 relative to 1994, largely due to the positive impact of the change in employee benefit plans. Operating expenses increased in 1994 compared to 1993. Additional expenses in 1994 occurred primarily in salaries and compensation as the result of annual increases as well as to the opening of a new branch in Fresno in 1994. Deferred loan origination costs declined in 1994 and 1995 due to the decline in origination volume, having a negative impact on expense.

          - Noninterest income, in the past a source of considerable revenue to the Bank, was completely eliminated in 1995 and 1994, due in large part to losses taken on real estate investments as well as to reduced income recognized on the sale of loans. Net noninterest losses of $1.9 million were recorded in 1995 and 1994, while net noninterest income totalled $6.9 million in 1993.

                                 NET INTEREST INCOME

          Net interest income is impacted by the yield on interest-earning assets, the cost of interest-bearing liabilities, the amount and type of interest-earning assets and the level of interest-earning assets relative to interest-bearing liabilities. Net interest income totalled $31.8 million in 1995, down from $34.3 million in 1994 and $36.3 million in 1993. Table 1 breaks out the components of interest-earning assets and interest-bearing liabilities for the three years ending December 31, 1995.

          The Bank's average spread or the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, dropped to 2.49% in 1995 from 2.93% in 1994 and 3.52% in 1993. Although asset yields increased in 1995, largely the result of increases in yields on adjustables due to increases in the index, the cost of funds increased by significantly more, reflecting the Bank's sensitivity to changes in interest rates on interest-bearing liabilities and the lagging impact of changes in interest rates on interest-earning assets. The relatively short maturity structure of the Bank's liabilities and the large portfolio of adjustable-rate mortgages that reprice on an infrequent basis, create the balance sheet disparity to interest rate changes. In 1994, asset yields declined much more significantly than funding costs, as the large increase in rates that occurred in 1994 began to negatively impact funding costs while asset yields had still not received any benefits from the rising rate environment.


                                                                   Table I

                                                     AVERAGE BALANCES (1) / AVERAGE RATES

                                                                             (Dollars in Thousands)

       Years Ended December 31                                     1995               1994              1993
       -----------------------                                     ----               ----              ----


       Loans: (2)
           Average balances                                      927,151        $  879,293         $  821,506

           Interest income                                        72,589            65,923             69,057

           Weighted average yield                                  7.83%             7.50%              8.41%

       Investment and mortgage-backed securities: (3)

           Average balances                                      280,971           249,008            183,459
           Interest income                                        18,540            15,204             10,543

           Weighted average yield                                  6.60%             6.11%              5.75%

       Total average interest-earning assets                  $1,208,122        $1,128,301         $1,004,965

       Total interest income                                      91,129            81,127             79,600

       Weighted average yield on all
       interest-earning assets                                     7.54%             7.19%              7.92%

       Deposits:

           Average balances                                   $  989,565        $  934,000         $  887,024

           Interest expense                                       48,030            38,220             37,842

           Weighted average rate                                   4.85%             4.09%              4.27%
       Borrowings:

           Average balances                                      187,070           165,046             97,034

           Interest expense                                       11,506             9,163              6,250








                                                                             (Dollars in Thousands)

       Years Ended December 31                                     1995               1994              1993
       -----------------------                                     ----               ----              ----

           Weighted average rate                                   6.15%             5.55%              6.44%

       Total average interest-bearing liabilities             $1,176,635        $1,099,046         $  984,058

       Total interest expense                                     59,536            47,383             44,092

       Weighted average rate on all interest-bearing               5.06%             4.31%              4.48%
       liabilities

       Interest expense (net of capitalized interest)             59,373            46,851             43,331

       Net weighted average rate on all interest-bearing           5.05%             4.26%              4.40%
       liabilities
       Average interest-earning assets in excess of (less
       than) average interest-bearing liabilities             $   31,487        $   29,255         $   20,907

       Net interest income                                        31,756            34,276             36,269

       Interest rate spread                                        2.49%             2.93%              3.52%

       Net interest margin                                         2.63%             3.04%              3.61%




     (1)  Average balances were calculated on a daily basis.

     (2) Nonaccruing loans were included in the average loan amounts outstanding.

     (3) Investment and mortgage-backed securities are based on amortized cost.


          Table II shows the relative impact of changes in average volume and average interest rates to changes in net interest income for the periods indicated.

                                                                   Table II

                                                            RATE/VOLUME VARIANCES

                                                                           (Dollars in Thousands)
       For the Years Ended December 31                         Total               Volume                 Rate
       -------------------------------                         -----               ------                 ----
       1995 compared to 1994
            Loans                                           $  6,666             $  4,519             $  2,147
            Investments and mortgage-backed securities         3,336                2,053                1,283
            Deposits                                          (9,810)              (2,379)              (7,431)
            Borrowings                                        (2,342)              (1,906)                (436)

       Change in net interest income                        $ (2,150)             $ 2,287             $ (4,437)

       1994 compared to 1993
            Loans                                           $ (3,134)             $ 4,731             $ (7,865)
            Investments and mortgage-backed securities         4,660                3,965                  695
            Deposits                                            (379)              (1,989)               1,610
            Borrowings                                        (2,913)              (3,876)                 963

       Change in net interest income                        $ (1,766)             $ 2,831             $ (4,597)

       1993 compared to 1992
            Loans                                           $ (3,512)             $ 5,160             $ (8,672)
            Investments and mortgage-backed securities        (2,457)              (1,094)              (1,363)
            Deposits                                           7,393                  330                7,063
            Borrowings                                          (201)              (2,507)               2,306

       Change in net interest income                        $  1,223              $ 1,889             $   (666)




       Interest income increased by $10.0 million in 1995 as compared to 1994. The increase was the result of both increases in asset yields and increases in the average balance of interest-earning assets. An increase in the average balance of assets outstanding of $79.8 million added roughly $6.7 million to interest income while a 35 basis point increase in the average yield on interest-earning assets added an additional $3.3 million to interest income. Average asset growth in 1995 occurred in both the loan and investment portfolios although by year-end, both asset types had declined from year-end 1994 as the Bank took advantage of the lower rate environment later in the year to sell some lower-yielding fixed-rate investments. In addition, less loan product was added to portfolio as the decline in interest rates reduced the volume of adjustable mortgages originated. At the same time, prepayment speeds by year-end began to increase.

       The increase in asset yields this year was primarily due to the upward repricing of the Bank's adjustable-rate loan portfolio indexed to the COFI. The index is a composite average of the cost of funds of savings institutions in the Eleventh District of the Federal Home Loan Bank. Like the Bank's own cost of funds, COFI increased in 1995 as a direct result of the rise in interest rates in 1994 and the minimal change in short-term rates in 1995.

       Interest income increased by $1.5 million in 1994 relative to 1993. The benefit of average interest-earning asset growth of $123.3 million experienced in 1994 as compared to the prior year was almost completely offset by a 73 basis point decline in the weighted average yield between the two periods. Most of the asset growth during 1994 occurred in the balance of loans and mortgage-backed securities as $148 million in primarily mortgage-backed securities and $15.8 million in loans were purchased in order to take advantage of underutilized capital. The decline in asset yields was caused by the downward repricing on the Bank's COFI loan portfolio as the index declined during 1994, despite the increase in rates that occurred during the period, again reflecting COFI's tendency to lag the general interest rate environment. The addition of lower-yielding COFI product added during the year also contributed to the decline in average loan portfolio yield.

       Interest expense of $59.5 million was recorded in 1995, up $12.2 million from $47.3 million recorded in 1994. The increase can be attributed to $77.6 million in average liability growth and to a larger extent, increases in the weighted average cost of funds. A $55.6 million increase in the average balance of deposits outstanding, created mostly through the addition of $61.0 million in brokered funds during the latter part of 1994, added $2.4 million to interest expense in 1995. The Bank funded a portion of its asset growth in 1994 through the use of wholesale deposits. Average borrowings also increased by $22.0 million during the year, adding $1.9 million to interest expense. The growth in borrowings consisted primarily of short-term reverse repurchase agreements and again was used to fund asset growth.

       Interest expense was influenced the most in 1995 by the rapid increase in interest rates in 1994. The weighted average cost of deposits increased by 76 basis points in 1995 relative to 1994, adding $7.4 million to interest expense during the period. Most of the decline in interest rates that occurred in 1995 was in the long end of the yield curve, having very little impact on the Bank's shorter-maturity deposit base. A 60 basis point increase in the average cost of borrowings, again the result of higher short-term rates and the heavier use of short-term borrowings, added $436,000 to interest expense in 1995.

       Interest expense of $47.3 million was recorded in 1994, up $3.3 million or 7.5% from $44.1 million reported in 1993. The entire increase can be attributed to a $115.0 million increase in the average balance of interest-bearing liabilities in 1994 compared to 1993. Savings balances increased an average of $47.0 million between the two periods, adding $2.0 million to interest expense. Roughly $20.1 million of the average savings balance increase was retail in nature, the remaining increase consisting of wholesale deposits. Wholesale funding was utilized as a cheaper funding source than borrowings to grow the institution. Average borrowings also increased by $68.0 million, increasing interest expense by $3.9 million. The increase in average borrowings consisted of $35.0 million in reverse repurchase agreements with terms not exceeding three months and roughly $31.0 million in Federal Home Loan Bank advances. The additional funds were utilized to fund the mortgage-backed securities purchased during the year. The average cost of deposits declined in 1994 as compared to 1993 by 18 basis points, reducing interest expense by $1.6 million. Borrowing costs declined by 89 basis points, reducing the impact associated with the growth in borrowings by just under $1.0 million.

       Included in interest expense is the cost of off-balance sheet interest rate swaps which are designed to protect the Bank's cost of funds in rising rate environments. The cost of these hedges totalled $1.2 million in 1995, and $3.4 and $3.1 million in 1994 and 1993, respectively. Swaps added 10 basis points to the Bank's overall cost of funds in 1995 and 31 basis points in both 1994 and 1993. The impact of swaps on the Bank's cost of funds is largely dependent on movements in COFI as a large percentage of the swaps are tied to this index. If rates increase significantly, the Bank receives a benefit from the swaps which serves to offset the increase in the overall cost of funds. Swap costs declined in 1995 relative to 1994, due to both an increase in COFI as well as to a $55 million reduction in the overall balance of swaps outstanding. These instruments are used only to hedge asset and liability portfolios, and are not used for speculative purposes.

       Spread is expected to continue to widen in 1996 as the yield on the Bank's large portfolio of six-month adjustable-rate mortgages indexed to COFI continues to widen, while the cost of funds declines in conjunction with the recent decline in short-term rates. Although COFI may begin to decline, the impact on the Bank's asset yields will be somewhat mitigated by the lagging effect of the index as well as the infrequent repricing of these assets.

       Interest rate spread does not take into consideration the impact that the relationship between the level of interest-earning assets and interest-bearing liabilities has on net interest income. Net interest margin or net interest income as a percentage of average interest-earning assets does consider the relationship and as a result is a better measure of current and future net interest income. By comparing the difference between net margin and net spread between two periods, the impact of this additional factor on net interest income can be explained. The Bank's net margin was 2.63%, 3.04% and 3.61% in 1995, 1994 and 1993, respectively.
     Net margin exceeded net spread by 14, 11 and 9 basis points for each of the three periods, respectively. The improvement noted from 1993 to 1995 is indicative of a reduced level of nonperforming assets and real estate held for investment purposes, as well as the continued increase in the balance of equity outstanding. Average noninterest-bearing liabilities and equity exceeded average noninterest-earning assets by $32.3 million, $30.1 million and $20.9 million at December 31, 1995, 1994 and 1993, respec-tively. Margin relative to spread is expected to continue to improve as the level of nonperforming assets and real estate held for development purposes declined by year-end 1995 from the average for the year.
     Table III highlights the improvements discussed above.

                                                                  Table III

                                                             ANALYSIS OF AVERAGE
                                                          NONINTEREST-EARNING ASSETS
                                                  & AVERAGE NONINTEREST-BEARING LIABILITIES

                                                                     (Dollars in Thousands)
       Years Ended December 31                              1995              1994              1993
       -----------------------                              ----              ----              ----
       Noninterest-earning assets:
         Real estate held for development                  $ 11,660          $ 17,501          $ 22,595
         Real estate acquired through foreclosure             8,226             7,330            14,054
         Office property and equipment                       20,933            21,285            17,473
         Deposit base premium                                 1,672             3,184             4,469
         Other                                               22,592            23,599            12,419

       Total                                               $ 65,083          $ 72,899          $ 71,010

       Noninterest-bearing liabilities and equity:
         Miscellaneous liabilities                         $ 13,331          $ 20,022          $ 14,052
         Capital stock                                       26,415            26,095            18,277
         Retained earnings                                   57,672            56,894            59,588

       Total                                               $ 97,418          $103,011          $ 91,917
       Noninterest-earning assets less than                $(32,335)         $(30,112)         $(20,907)
       noninterest-bearing liabilities and equity


     Average balances are calculated on a daily basis.


                                  NONINTEREST INCOME

       In the past, Management has relied heavily on noninterest income for profitability, however, noninterest losses of $1.9 million have been recorded in both 1995 and 1994. In contrast, noninterest income of $6.9 million was recorded in 1993. A deteriorating real estate environment can explain most of the noninterest losses recorded over the past two years as total loss provisions, operating losses and writedowns taken on real estate were $7.3 million and $5.3 million in 1995 and 1994, respectively. The lack of gains recorded on the sale of loans due to a volatile interest rate climate and a lack of gains on the sale of real estate investments also hampered earnings. Increased emphasis on fee income generation, cost reductions and redeployment of funds currently invested in real estate development should significantly reduce the previous reliance on volatile noninterest income.

       Gains recognized on the sale of loans were virtually nonexistent in 1995 and 1994 although sales totalled $85.2 million and $64.3 million, respectively. Alternatively, loan sale gains totalled $2.2 million in 1993 on sales of $179.0 million, indicating a margin on sale of 1.20%. The lack of sale margins over the past two years was due to the increasing and volatile interest rate environment experienced during these periods and the corresponding increase in hedge protection taken on by the Bank. Similarly, the declining rate environment in 1993, as well as the reduced hedging activity, allowed for the improvement in sales margins during that period. Table IV provides a detailed breakdown of loan sale gains during the three-year period.

                                       Table IV

                                   LOAN SALE GAINS

                                              (Dollars in Thousands)
       Years Ended December 31           1995          1994          1993
       -----------------------           ----          ----          ----
       Net cash losses                 $(1,178)      $(610)        $  (22)
       Fees recognized on sale           1,389         673          2,223
       Premium write-offs                  -            -             (50)

       Net gains on sale               $   211       $  63         $2,151

       Total gains as a percentage       0.17%         0.10%         1.20%
       of sales



       Gains recorded on the sale of real estate held for investment purposes totalled $607,000 and $1.4 million in 1994 and 1993, respectively. No gains were recorded in 1995 due to the extensive loss provisions taken. Loss provisions of $5.7 million, $5.0 million and $1.2 million were established in 1995, 1994 and 1993, respectively. Most of the loss provisions taken in each of the last three years have been on real estate the Bank purchased in the late 1980's for development purposes and not on real estate obtained through the foreclosure process. The Bank is in the process of divesting all real estate held for development purposes as the result of changes in regulation. Due to the lack of future anticipated acquisitions as well as to the relatively small balance of real estate remaining, future losses in this area should be minimal.

       Miscellaneous fee and servicing revenues continue to provide a stable source of income to the Bank. Fee and servicing income of $5.4 million, $5.0 million and $5.3 million was recorded in 1995, 1994 and 1993, respectively. Fee income increased in the current year relative to 1994 as a result of an increase in the balance of loans serviced for others as well as a significant increase in fees collected on checking accounts. Fee income was negatively impacted in both 1995 and 1994 from decreases in the level of annuity sales. The higher rate environment tends to reduce the level of mutual funds and annuity sales as additional investment alternatives become available. Alternatively, mutual funds and annuity sales are anticipated to increase in the current lower rate environment. Regardless of the direction of interest rates, fee income is anticipated to continue to grow in the future, given the Bank's current emphasis on increasing the level of fee-generating transaction accounts.


                                 NONINTEREST EXPENSE

       Noninterest expense totalled $24.8 million in 1995, down $452,000 or 2% from $25.3 million reported in 1994. The Bank's change from a defined contribution pension plan to a less expensive 401K plan permitted the reduction of $1.5 million in benefit expense in 1995. The $1.5 million benefit achieved through the change in plan was somewhat mitigated by a $372,000 decline in deferred loan origination expense as a result of the decline in loan origination volume. The Bank's earnings are negatively impacted when loan volume declines as all loan officers are on salary rather than commissioned and in-house appraisers are utilized to perform most appraisals. Occupancy and data processing expense also increased in the current year as a new branch and loan facility were built and a branch added last year was fully occupied in the current year. Additional occupancy costs incurred in the current year were somewhat offset by a branch consolidation during the year. Noninterest expenses in 1994 totalled $25.3 million, up from $23.3 million recorded in 1993. A reduction in deferred costs of origination of $800,000 due to reduced loan volume and higher occupancy costs due to the move to a new corporate headquarters were reflected in 1994 expenses.


                                INCOME TAX PROVISION

       The Company recorded income tax provisions of $1.5 million, $2.3 million and $7.5 million in 1995, 1994 and 1993, respectively. The Company's effective tax rate was 44.6%, 34.0% and 44.3% in 1995, 1994 and 1993, respectively. The effective tax rate decreased in 1994 relative to 1993 due primarily to a $500,000 one-time tax benefit taken as a result of a settlement with the IRS regarding the tax treatment for amortization of core deposit intangibles.

                                      LIQUIDITY

       The Bank derives its liquidity primarily from the payment, payoff or sale of loans, the acquisition of new deposits, both retail and wholesale, Federal Home Loan Bank advances and borrowings securitized by investments. Total assets of the Company remained fairly flat during the year, decreasing by $17.5 million or slightly over 1%. Although total asset balances changed very little, asset composition did change somewhat as the Bank sought to reduce its susceptibility to rising interest rates by selling fixed-rate mortgage-backed securities. These assets were replaced by floating-rate current-index collateralized mortgage obligations which respond more rapidly to changes in the interest rate environment. The Bank's collateralized mortgage obligations carry little credit risk as they are all agency-backed or AAA-rated (with the exception of a $5 million A-rated security purchased in December, 1995) and are therefore not subject to permanent impairment. Floating rate securities are, however, subject to market value volatility, particularly in rising interest rate environments when the level of rates approaches the life-time caps on these instruments.

       The decline in loan origination volume to $283.3 million from $368.9 million also reduced the balance of mortgages added to the portfolio. Principal payments on mortgages completely offset the amount of new loans originated for portfolio, providing no ability to grow assets through originations. Loan purchase activity was minimal in the current year, providing for no additional asset growth.

       The Bank reclassified its entire investment portfolio as "available for sale" in August 1995 so that it would have the flexibility to sell any of its investments in an effort to reduce the interest sensitivity in its balance sheet. At the time of reclassification, the Bank's portfolio of investments previously designated as held to maturity was adjusted to market value and reclassified as available for sale. The market value adjustment also impacted net worth. As a result of the reclassification, the Bank will be unable to classify any investment purchases over a one year period following the date of reclassification as held to maturity. Net worth in future periods will therefore be subject to some level of volatility due to the required classification of all current investments and any investments purchased over the following year as available for sale. Sales of investments totalled $52.1 million in 1995 compared to investment sales of $14.2 million in 1994. No sales occurred in 1993. The majority of sales in 1995 consisted of long-term fixed-rate mortgage-backed securities.

       Total liability balances also changed very little although deposits and reverse repurchase agreements declined by $40.9 million and $29.5 million, respectively in 1995, and were replaced by Federal Home Loan Bank advances. Brokered deposits totalled $61.0 million as of December 31, 1994 compared to $4.3 million outstanding as of year-end 1995. The $56.7 million decline in brokered certificates was partially offset by a $15.8 million increase in retail deposits. The decline in short-term reverse repurchase agreements was replaced by like-term Federal Home Loan Bank advances.


                             ASSET/LIABILITY MANAGEMENT

       The level of net interest income, the primary source of revenue to the Bank, is largely dependent on the level of interest rates and how key rates interact in that environment. The repricing and maturity structures of both assets and liabilities also impact the volatility in net interest income. Historically, the Bank's level of net interest income has been negatively impacted in rising rate environments as most of its assets adjust to an index that lags the general interest rate environment while most of its liabilities tend to reprice on a much more frequent basis, responding more quickly to changes in rates. The significant increase in rates experienced in 1994 reduced margins in the latter half of that year and into 1995 as the yields on assets increased slowly while the cost of deposits and borrowings increased much more quickly. Alternatively, the decline in rates in 1995 has started to reduce the Bank's cost of funds while asset yields are continuing to increase, leading to wider margins.

       The Bank undertook some balance sheet restructuring in 1995 in an effort to reduce its susceptibility to rising rates. More specifically:

       - The level of long-term fixed-rate mortgages and mortgage-backed securities was reduced by $76.6 million as a result of sale and prepayment activity.

       - Permanent adjustable-rate mortgages and mortgage-backed securities increased by $31.5 million as all $140 million of adjustable mortgages originated during 1995 were retained in the portfolio.

       - Current-index floating-rate securities of $40.3 million were added to the investment portfolio.

       Further restructuring is expected in 1996 as the emphasis will continue to be placed on the origination and retention of current-index adjustable mortgages and one-month COFI product. In addition, the Bank expects to take advantage of the current low rate environment to increase the level of long-term fixed-rate borrowings with the Federal Home Loan Bank to replace short-term borrowings.


                LOAN ORIGINATION VOLUME AND MORTGAGE BANKING ACTIVITY

       The amount and type of loans originated are largely dependent on the interest rate environment as well as the overall health of the Bank's real estate lending market. A continued weak real estate market as well as a rate environment, although falling, that was still higher than the market of 1992-1993, led to a significantly lower level of loan origination volume in 1995.

       Originations totalled $283.3 million in 1995, $368.9 million in 1994 and $501.1 million in 1993. Refinance activity represented 25% of total loan volume in 1995, down from 35.5% and 57.0% in 1994 and 1993, respectively. All types of loans originated declined during the year relative to 1994. However, adjustable-rate mortgage loan originations declined the most from the previous year, a reflection of the current declining rate environment. Table V provides a breakout of loan volume by type of loan for the three years. The volume of fixed-rate loan originations was highest in 1993 when refinance activity was still high and COFI was lagging the general interest rate decline. The rate differential between COFI and current fixed rates was not wide enough to attract borrowers away from the certainty of a fixed-rate mortgage compared to the uncertainty of an adjustable.

                                       TABLE V

                                    LENDING VOLUME

                                              (Dollars in Thousands)
       Years Ended December 31         1995            1994           1993
       -----------------------         ----            ----           ----

       Short-term construction      $ 88,299       $102,014       $101,242
       Long-term fixed-rate           90,060        111,522        262,778
       Long-term adjustable-rate      85,073        136,631        125,807
       Other                          19,858         18,698         11,288

         Total originations         $283,290       $368,865       $501,115


       Loan origination volume is expected to increase in 1996 due to the low current rate environment, leading to increased refinancing activity and the offering of FHA loans, which represent roughly 30% of total loans originated in the Bank's current market area.

       The Bank has traditionally sold a majority of fixed-rate mortgages originated in an effort to reduce its balance sheet susceptibility to rising interest rates. The level of interest rates tends to have a major impact on the type of loan originated and thus, on the level of mortgage banking activities undertaken. In periods of falling interest rates, the rate differential between a fixed and adjustable-rate mortgage is usually not significant enough to draw a consumer to the uncertainty of an adjustable-rate mortgage so the level of fixed-rate mortgage originations increases. Volume is further impacted by increased refinance activity in low rate environments. The reverse holds true in a rising rate environment and the consumer tends to move to adjustable-rate mortgages. At the same time, total originations decline due to a reduction in refinance activity. This phenomenon creates a large amount of volatility in mortgage loan sale activity for the Bank, depending on the level of rates. Loan sale volume totalled $85.2 million, $64.3 million and $179.0 million for 1995, 1994 and 1993, respectively. In 1995 and 1993, both relatively low rate environments, sales represented 30.1% and 35.6% of total origination volume, respectively. Alternatively, in the higher rate environment of 1994, sales volume only represented 17.4% of total originations, reflecting the increase in volume of adjustable-rate originations.

       Consistent with the volatility in sales over the past three years, gains recognized on loans sales also fluctuated significantly. Gains of $211,000, $63,000 and $2.2 million were recognized in 1995, 1994 and 1993, respectively. In addition to the volume of loan sales, loan sale gains are also impacted by the direction and degree of change in interest rates. In 1995, with interest rates heading down, the Bank's gain on loan sales as a percentage of sales totalled 25 basis points. In 1994, with rates increasing rather rapidly, loan sale margins were only 10 basis points. In 1993, a declining rate environment, margins averaged 120 basis points. The significant difference in margins between 1995 and 1993, both periods of declining rates, was the result of increased hedging activity in the current year.

       The Bank has made it a practice to retain servicing on all loans sold in order to insure good customer service, generate consistent servicing revenues and provide an opportunity to cross-sell the servicing customer other Bank products. Servicing income totalled $1.5 million, $1.3 million and $1.2 million in 1995, 1994 and 1993, respectively. The Bank's portfolio of loans serviced for others totalled $548.5 million, $509.1 million and $519.5 million as of December 31, 1995, 1994 and 1993, respectively. Effective January 1, 1996, the Bank will implement SFAS122- "Accounting for Mortgage Servicing Rights." FAS 122 requires that the rights to servicing mortgage loans for others be recognized as a separate asset, however those servicing assets are acquired. Additionally, the recognized mortgage servicing asset must be regularly evaluated for impairment. The impact of adoption of this standard will be to increase the level of loan sale gains recognized as a percentage of loans sold. Based on currently available information, management estimates loan sale gain margins will increase by roughly 100 basis points. In addition, future servicing income should decline, a trade-off for recognition at the time of sale of the servicing asset. Income volatility may also increase due to the potential impairment and corresponding writedown of the servicing asset.


                                    ASSET QUALITY

       The Bank's level of nonperforming assets, which consists of nonaccruing loans, restructured troubled debt and real estate owned through foreclosure, declined significantly over the past year. Table VI breaks out nonperforming assets by type for the five periods indicated. Nonperformers totalled $22.7 million, $35.2 million and $37.9 million at December 31, 1995, 1994 and 1993, respectively.

                                                                   TABLE VI
                                                       SUMMARY OF NONPERFORMING ASSETS

                                                                   (Dollars in thousands)
       At December 31                              1995         1994        1993         1992        1991
       --------------                              ----         ----        ----         ----        ----
       Non-accrual loans:
         1-4 family residential mortgages           $ 4,606     $ 3,734     $ 3,894      $ 4,242     $ 2,269
         Commercial real estate mortgages               555         450       2,510        3,066       1,428
         Construction and land                           18       2,180       5,198        4,034       9,254

       Troubled debt restructured:
         1-4 family residential mortgages             2,382       1,718         681          681           -
         Commercial real estate mortgages                 -       4,529       4,531        5,202           -
         Construction and land                        5,338       8,948      10,914        5,159       1,758

       Gross nonperforming loans                    $12,899     $21,559     $27,728      $22,384     $14,709

       Real estate owned:
         1-4 family residential property            $ 2,722     $ 3,929     $   885      $ 2,005     $    82
         Commercial real estate property              3,743       8,039       6,392        8,366       3,451
         Construction and land                        3,365       1,717       2,881        5,181       4,917

       Gross real estate owned                      $ 9,830     $13,685     $10,158      $15,552     $ 8,450

       Gross nonperforming assets                   $22,729     $35,244     $37,886      $37,936     $23,159

         Loan losses reserves                       $ 8,174     $ 7,726     $ 9,965      $ 8,042     $ 5,047

       Real estate owned loss reserves              $ 3,853     $ 3,142     $ 1,675      $   702     $   421

       Loan loss reserves/gross
       nonperforming loans                           35.96%      21.92%      26.30%       21.20%      21.79%


       Generally, loans are considered nonaccruing once they become 90 days or more delinquent or have been classified as impaired. The nonaccrual of a loan is generally the first sign that a loan is in trouble. In many circumstances, once a loan becomes delinquent to this extent, it is either restructured or goes into foreclosure. Deferred interest income on delinquent loans totalled $263,000, $371,000 and $1.0 million at December 31, 1995, 1994 and 1993, respectively.

       Restructured debt is usually considered troubled when the terms or conditions of the restructure are more advantageous to the borrower than what would normally be offered. It is generally the Bank's position when restructuring debt that it is in the Bank's best interest to allow the borrower to continue the financing under revised terms rather than to take the property back through the foreclosure process. The level of troubled restructured debt decreased to $7.7 million at December 31, 1995 from $15.2 million at the end of 1994 and $16.1 million at the end of 1993. Three large acquisition and development loans totalling $7.0 million comprised most of the troubled debt outstanding as of year-end. All three loans were made to facilitate the sale of real estate development in 1989 due to regulatory divestiture requirements. Most of the debt was restructured by lowering the interest rate or advancing funds for taxes, insurance or interest. Interest income on troubled debt is normally deferred by the Bank and recognized on a cash basis only. The amount of interest deferred by the Bank on troubled debt totalled $1.7 million, $1.8 million and $2.0 million at December 31, 1995, 1994 and 1993, respectively. Of the balance of troubled debt outstanding, $2.8 million, $1.1 million and $2.8 million was more than 90-days delinquent at year-end 1995, 1994 and 1993, respectively. The delinquent debt at year-end 1995 included the land loans on two of the three large debt restructurings discussed above. The level of provisions established on loans has declined significantly as compared to 1993, an indication of declining troubled loans and management's opinion that Stockton's loan portfolio is improving. Loan loss provisions totalled $1.6 million in 1995, $281,000 in 1994 and $3.0 million in 1993.

       The Bank's level of real estate owned, totalled $9.8 million at the end of 1995, compared to $13.7 million and $10.2 million at the end of 1994 and 1993, respectively. Real estate outstanding as of year-end consisted of single-family residences, two office buildings and land in four different subdivisions. Loss reserves on real estate of $1.5 million at the end of 1994 had not been allocated to specific assets but were outstanding to cover uncertainties in the valuation of several properties. The unallocated reserves for real estate owned were fully allocated in 1995.

       In connection with foreclosures during the year, the Bank's loan charge-offs totalled $1.2 million, compared to charge-offs taken of $2.5 million and $1.0 million in 1994 and 1993, respectively. Subsequent to foreclosure, valuation concerns resulted in loss provisions that were established on real estate owned totalling $1.6 million for 1995, $2.4 million in 1994 and $1.2 million in 1993. Charge-offs taken on the sale of real estate owned totalled $920,000 in 1995, $917,000 in 1994 and $272,000 in 1993. The sale of an apartment building was the single largest charge-off in 1995 on real estate taken back.

       Loan charge-offs in 1995 related primarily to the foreclosure of a speculative construction subdivision in the Galt area, a city just south of Sacramento, California. A portion of this subdivision was taken back in 1994, when significant charge-offs also occurred. A majority of the reserves established on real estate owned in 1995 also related to the portion of the Galt subdivision taken back in 1994. Real estate values in the Galt area have fallen tremendously over the past year, necessitating the additional reserves. Land values have declined due to very high fees charged by the City of Galt and by liquidation sales by developers.

     Further declines in land value in that market should have little impact on the Bank as the remaining book value of this land at December 31, 1995 was $122,000. The remaining loss reserves established on real estate owned in 1995 related to property owned in Downtown Stockton.

       The Bank uses an asset classification process to identify troubled loans in its portfolio. Paying capacity of the borrower as well as the adequacy of collateral value are evaluated. Assets identified through this process as possessing some weakness are classified by the Bank and are monitored on an ongoing basis. By definition, all nonperforming assets are immediately classified. The level and type of nonperforming and classified assets, historical experience, current economic conditions and trends, as well as the lending mix are all reviewed when determining the level and adequacy of loan loss reserves. The balance of classified assets totalled $47.0 million, $63.1 million and $65.8 million at December 31, 1995, 1994 and 1993, respectively. Alternatively, loan loss reserves totalled $8.2 million, $7.7 million, and $10.0 million at year-end, 1995, 1994 and 1993, respectively. The slight increase in loan loss reserves in 1995 can be primarily attributed to the decline in nonperforming loans and reduced level of charge-offs taken in the current year. The decline in loan loss reserves in 1994 relative to 1993, despite the increase in the overall loan portfolio and level of charge-offs, is the result of a decline in the balance of total nonperforming loans in the fourth quarter of 22%, as well as a decline in the overall balance of higher-risk construction and land loans. The reduction in nonperforming loans also occurred in higher-risk loans. The higher than normal level of charge-offs taken in 1994 was isolated to one large block of land.


                               REAL ESTATE INVESTMENTS

       The Bank has, for many years, invested in real estate for development purposes through a wholly-owned subsidiary, Stockton Service Corporation, ("Stockton Service"). Stockton Service would generally acquire land and then contract with a developer to build out and manage the project in exchange for a share in profits after Stockton Service received a preferential return equivalent to interest and fees earned on a construction loan. All profits earned in excess of the preferential return are then split between the two parties in an agreed-upon manner. All projects currently outstanding involve the build out of single family subdivisions.

       All income, including the preferential return, is reported as gain on the sale of real estate in the Bank's financial statement. Gains were nonexistent in 1995 and totalled $444,000 and $1.2 million for 1994 and 1993, respectively, and are shown in more detail at Table VII. Loss provisions of $4.1 million and $2.7 million were recorded in 1995 and 1994, respectively. No reserves were recorded in 1993. Loss reserves on real estate investments totalled $3.1 million at year-end 1995, $3.7 million at December 31, 1994 and $2.0 million at year-end 1993. The significant amount of losses taken on the Bank's real estate development activities over the past several years is due to the significant amount of purchases that occurred in 1989, a period when real estate values were at their peak, and the decline in values that has occurred subsequently. The decision by the Bank in 1995 to accelerate the disposition of real estate through bulk sales also increased the level of reserves necessary.

                                                                  TABLE VII

                                                              SALES AND PROFITS
                                                     ON REAL ESTATE HELD FOR DEVELOPMENT

                                                                   (Dollars In Thousands)
       Years Ended December 31                                1995         1994          1993
       -----------------------                                ----         ----          ----

       Gross sales of real estate                           $10,514       $11,858       $ 18,785
       Profits consisting of preferential returns                 9           973          1,993
       Additional (losses) gains                                 (39)         (155)          207

       Total (losses) gains before capitalized interest      $   (30)     $   818       $  2,200
       Capitalized interest relieved                              5           374          1,019

       Net (losses) profits                                  $   (35)     $   444       $  1,181

       Profit margins                                          (.33%)         3.74%         6.29%



       The level of reserves on real estate development outstanding at December 31, 1995 was based on bonafide bulk sales anticipated in 1996 as well as the anticipated sales of 24 remaining homes. Conservative absorption and pricing estimates were used in the valuation of homes. As a result, the current level of reserves should be adequate and no material additional provisions are anticipated.

       The enactment of FIRREA in 1989 required the divestiture of all real estate held for development purposes by financial institutions in excess of 2% of assets. Consequently, no new projects have been taken on by Stockton Service since then. The balance of real estate currently outstanding represents the remaining build-out of older projects which Stockton Service is attempting to divest itself of as expeditiously as possible. As a result, the balance of real estate outstanding has steadily declined over the past several years; from $19.9 million at the end of 1993 to $6.5 million at the end of 1995. Even though the balance currently outstanding is less than the 2% of the permissible limit of $25.3 million, the full balance of this investment must be deducted from regulatory capital, subject to a phase-out schedule. Further discussion of the impact of this investment on regulatory capital can be found under the "Capital Resources and Regulatory Compliance" section of this discussion.


                     CAPITAL RESOURCES AND REGULATORY COMPLIANCE

       The Company's capital position increased by $2.4 million or roughly 3% from the previous year. Income recorded of $1.9 million and a positive mark to market of the Bank's investment portfolio designated as available for sale of $2.3 million were partially offset by dividends paid of $2.0 million. The investment portfolio increased in value in the current year due to the decreasing interest rate environment. Dividends paid during the year of $.44 per share represented 108% of total income earned in 1995.

       Total capital increased by $1.8 million or roughly 2% in 1994 compared to 1993. Earnings of $4.5 million were partially offset by dividends paid of $2.0 million and a negative mark to market adjustment on the Bank's investment portfolio classified as available for sale totalling $1.2 million. The increasing rate environment during that period was responsible for the negative adjustment. During 1994, dividends represented 45.8% of total net income.

       A 10% stock dividend was affected in December of 1993. All per share calculations within this report have been adjusted to reflect the dividend and assure comparability.

       The Bank is under the regulatory guidance of both the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

       Three minimum capital requirements were mandated by FIRREA, requiring that financial institutions must maintain minimum risk-based capital of at least 8% of risk-weighted assets, core capital of at least 3% of adjusted total assets and tangible capital of at least 1.5% of adjusted total assets. Under FIRREA's risk-based capital guidelines, the Bank is required to maintain higher levels of capital against assets deemed to involve higher degrees of credit risk. In addition, the Bank must deduct from regulatory capital, subject to a phase-in schedule, its investments and loans to subsidiaries engaged in nonpermissable activities such as real estate development. The Bank's capital ratios and net requirements as of December 31, 1995 are detailed on Table VIII. At December 31, 1995, the Bank exceeded all minimum regulatory capital requirements mandated by FIRREA with risk-based, core/tangible capital of 12.12% and 6.07%, respectively. At December 31, 1995, the Bank's fully phased-in risk-based, core/tangible capital ratios were 11.67% and 5.71%, respectively. The decrease in capital ratios on a fully phased-in basis is due to the 100% deduction from capital due to investments in subsidiaries involved in impermissible activities. According to the phase-in schedule mandated by FIRREA, the Bank is currently only required to deduct 60% of its investments in Stockton Service from capital. This percentage increases to 100% on July 1, 1996.

                                     TABLE VIII

                                CAPITAL REQUIREMENTS
                                     (UNAUDITED)

                                             (Dollars In Thousands)

       At December 31                     1995                    1994

                                      $           %           $           %

       Current capital:

         Risk-based capital       $  83,083     12.12%    $  79,695     11.55%
         Excess over minimum         28,264                  24,472

         Core capital             $  76,440      6.07%    $  73,036      5.73%
         Excess over minimum         38,634                  34,784

         Tangible capital         $  76,440      6.07%    $  73,036      5.73%
         Excess over minimum         57,537                  53,909

       Fully phased-in capital:
         Risk-based capital       $  79,967     11.67%    $  70,529     10.37%
         Core capital                71,958      5.71%       63,870      5.05%
         Tangible capital            71,958      5.71%       63,870      5.05%



       The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") provided for increased funding for FDIC deposit insurance and for expanded regulation of the banking industry. Among other things, FDICIA requires that the federal banking regulators take prompt corrective action with respect to institutions failing to meet minimum capital standards. Specific categories defined in the act include "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Various restrictions are to be applied on institutions characterized as undercapitalized.

       To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier-one, risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The Bank was in the "well capitalized" category as of December 31, 1995, even on a fully phased-in basis with the 100% deduction from capital for investments in subsidiaries involved in impermissible activities. As the Bank meets its fully phased-in capital requirements, it is allowed to make capital distributions (primarily dividends) to the Company upon 30 days notice to the OTS, up to an amount that would reduce its surplus capital ratio by one-half of the surplus outstanding at the beginning of the year, plus all of its income for the year, as long as it still meets its fully phased-in capital requirements after the proposed capital distribution.

       The OTS adopted a final rule in August of 1993 for calculating an interest rate risk component for risk-based capital. Under the rule, the component will be an addition to the existing 8% minimum risk-based capital requirement. Implementation has been delayed for an indefinite period. The rule provides that the OTS will calculate the interest rate risk component on a quarterly basis for the Bank. The rule provides that if an institution's market value of portfolio equity or the relationship of its market value of interest-earning assets to the market value of interest-bearing liabilities declines by more than 2% of the market value of interest-earning assets with a 200 basis point shift in interest rates, then an institution must maintain additional capital equivalent to one-half the measured difference between its current market value of portfolio equity and the calculated decline in value with the interest rate shift. Based on current interest rate risk calculations provided by OTS to the Bank, there would have been no interest rate risk component for the Bank at December 31, 1995. Therefore, even if the interest rate risk component were in effect at year-end, it would have no impact on the Bank's regulatory capital designation as "well capitalized." Regulatory capital increased in 1995 compared to the prior year. The reduced level of investment in subsidiaries with impermissible activities and lower balance of core deposit premium, which are both deducted from regulatory capital, are responsible for the improvement in capital position. The adjustment to capital for marking to market the investment portfolio is not includable in the calculation of regulatory capital and thus has no impact on the Bank's capital position.

       The Treasury Department, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation have recommended to Congress that institutions with SAIF-assessable deposits pay a special assessment in an amount sufficient to recapitalize the fund. The issue is currently included in the Budget Reconciliation Bill, waiting to be approved by Congress. Once approved, it is estimated that SAIF-insured institutions such as the Bank will be charged a one-time assessment of approximately 80 basis points on all deposits outstanding as of March 31, 1995. This assessment would approximate $8.1 million for the Bank, assuming the foregoing assessment rate and date. Under a separate bill, the assessment would be fully deductible for income tax purposes. If the above-described legislation is enacted, it is anticipated to have an estimated $5 million negative impact on the Bank's earnings in the year of enactment. Going forward, however, the level of SAIF premiums paid is expected to drop significantly. If the assessment was paid as of year-end 1995, the Bank would have still been well capitalized by regulatory definition.

                            RECENT ACCOUNTING DEVELOPMENTS

       In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement applies to financial statements for fiscal years beginning after December 15, 1995. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Additionally, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. It is management's opinion that applying the provisions of this statement will not have a significant effect on the Company's financial position.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective beginning in 1996. SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or adopt a fair value based method of accounting for stock options as compensation expense over the service period (generally the vesting period) as defined in the new standard. SFAS No. 123 requires that if a company continues to account for stock options under Accounting Principles Board ("APB") Opinion No. 25, it must provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. The Company will continue to account for stock based compensation under APB Opinion No. 25 and will make the required disclosures in 1996.



     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         California Financial Holding Company

                             Independent Auditors' Report

     The Board of Directors, California Financial Holding Company:

     We have audited the accompanying consolidated statements of financial condition of California Financial Holding Company and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Financial Holding Company and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


     /s/ KPMG Peat Marwick LLP
     KPMG Peat Marwick LLP
     Sacramento, California
     February 16, 1996

                                                Consolidated Statements of Financial Condition

      At December 31                                                                                  1995               1994
      ASSETS

      Cash, including noninterest-bearing deposits                                          $   13,162,431     $   15,523,626
      Interest-bearing deposits (Note 2)                                                         4,691,615          3,313,882
      Investment securities (Notes 2 and 10)
       Securities held to maturity (market value: 1995 - $0; 1994 - $47,713,390)                        -          52,759,609
       Securities available for sale, at market                                                144,144,806         50,438,489
      Mortgage-backed securities (Note 3)
       Held to maturity (market value: 1995 - $0; 1994 - $151,247,851)                                   -        159,436,288
       Available for sale, at market                                                           117,199,924          7,154,572
      Loans held for sale (Note 4) (market value: 1995 - $13,260,317; 1994 - $2,656,737)        13,153,264          2,655,408
      Loans receivable, net (Notes 4 and 8) (allowance for loan losses:
       1995 - $8,173,807; 1994 - $7,725,500)                                                   907,917,036        914,101,218
      Real estate held for development or sale, net (Note 5)
       (allowance for losses: 1995 - $6,958,757; 1994 - $6,850,636)                             12,480,183         25,233,861
      Office property and equipment, at cost, less accumulated depreciation:
       1995 - $14,721,731; 1994 - $12,894,036                                                   20,769,858         21,111,844
      Federal Home Loan Bank stock, at cost, and FHLMC preferred stock (Note 8)                 10,395,200          8,736,900
      Accrued interest and dividends receivable (Note 6)                                         6,092,335          5,308,083
      Deposit base premium                                                                       1,058,444          2,219,999
      Other assets (Note 11)                                                                     6,519,971          7,133,371

      TOTAL ASSETS                                                                          $1,257,585,067     $1,275,127,150

      At December 31                                                                                1995               1994
      LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
      Savings and checking accounts (Note 7)                                                $  960,147,775     $1,001,070,420
      Advances from Federal Home Loan Bank (Note 8)                                            162,500,000        110,000,000
      Collateralized mortgage obligations (Note 9)                                               6,462,509          7,897,795
      Securities sold under agreements to repurchase (Note 10)                                  35,408,000         64,978,000
      Advances by borrowers for taxes and insurance                                                782,113            942,262
      Accrued interest payable                                                                   1,181,068          1,610,640
      Other liabilities (Note 11)                                                                5,501,381          5,410,543

      TOTAL LIABILITIES                                                                     $1,171,982,846     $1,191,909,660
      Stockholders' equity: (Note 12 and 14)
      Serial preferred stock (par value $.01 per share; 4,000,000 shares authorized;
       none issued and outstanding)                                                          $           -      $          -
      Common stock (par value $.01 per share; 12,000,000 shares authorized;
       4,662,779 and 4,626,063 outstanding on December 31, 1995 and 1994)                           46,628             46,261
      Paid in capital in excess of par                                                          26,553,810         26,207,166
      Unrealized gain (loss) on marketable equity securities, net of tax                           998,198         (1,186,069)
      Retained earnings (restricted: 1995 - $50,967,000; 1994 - $38,130,000)                    58,003,585         58,150,132








      TOTAL STOCKHOLDERS' EQUITY                                                            $   85,602,221     $   83,217,490
      Commitments (Note 17)

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,257,585,067     $1,275,127,150


     See accompanying Notes to Consolidated Financial Statements.

                                            Consolidated Statements of Operations

       Years ended December 31                                          1995               1994                   1993
       Interest income:

         Interest and fees on loans                                  $72,588,415        $65,922,870            $69,057,100
         Interest on mortgage-backed securities                       10,703,543          9,069,179              5,858,569
         Interest and dividends on investments                         7,512,907          5,727,784              4,031,915
         Other interest income                                           323,649            406,799                652,418

           TOTAL INTEREST INCOME                                     $91,128,514        $81,126,632            $79,600,002
       Interest expense:

        Interest on savings (Note 7)                                 $48,029,879        $38,220,211            $37,841,869
        Interest on short-term borrowings                              3,750,929          1,966,014                116,818
        Interest on long-term borrowings                               7,754,619          7,197,138              6,133,219
           TOTAL INTEREST EXPENSE                                    $59,535,427        $47,383,363            $44,091,906
           LESS: INTEREST CAPITALIZED (NOTE 5)                          (162,292)          (532,566)              (761,271)

           NET INTEREST EXPENSE                                      $59,373,135        $46,850,797            $43,330,635
           NET INTEREST INCOME                                       $31,755,379        $34,275,835            $36,269,367
           Provision for loan losses                                   1,633,500            281,000              2,985,000

           NET INTEREST INCOME AFTER PROVISION FOR LOAN              $30,121,879        $33,994,835            $33,284,367
                       LOSSES
       Noninterest (Loss) income:

        Gain (Loss) on sale of:
           Loans                                                      $  210,907        $    62,926            $ 2,151,387
           Investment securities                                          90,119            (40,274)                      -
           Real estate held for development or sale, net                 (27,519)           607,270              1,400,939
           Less: provision for losses on real estate held for         (5,751,878)        (5,035,000)            (1,245,000)
              development
        Other Writedowns                                                (908,271)          (635,068)              (210,115)
        Operating losses on real estate held for sale, net              (671,172)          (868,551)              (726,844)
        Trading securities activities                                         -            (415,511)               (15,278)
        Servicing fee income                                           1,510,271          1,297,761              1,206,034
        Other Fee income                                               3,896,855          3,706,663              4,138,845
        Other (Loss) income                                             (225,143)          (586,014)               205,258

           TOTAL NONINTEREST (LOSS) INCOME                           $(1,875,831)       $(1,905,798)           $ 6,905,226
       Noninterest expense:

         Compensation and related benefits                           $10,715,096        $11,639,362            $10,437,397
         Occupancy                                                     3,128,654          2,987,245              2,643,535
         Advertising and promotion                                     1,086,841          1,149,699                821,141
         Data processing                                               2,138,038          1,946,619              1,732,818
         Insurance                                                     2,794,970          2,626,868              2,760,576








         Amortization of deposit base premium                          1,161,555          1,161,555              1,317,950
         Other                                                         3,793,385          3,759,632              3,611,940

           TOTAL NONINTEREST EXPENSE                                 $24,818,539        $25,270,980            $23,325,357
         Income before taxes                                         $ 3,427,509        $ 6,818,057            $16,864,236
         Income taxes (Note 11)                                        1,530,000          2,316,000              7,465,000
           NET INCOME                                                $ 1,897,509        $ 4,502,057            $ 9,399,236
         INCOME PER SHARE                                            $      0.40        $      0.96            $      2.04


     Net income per share calculations for 1995, 1994, and 1993 were based upon 4,721,778, 4,674,234 and 4,618,605 shares, respectively.

     See accompanying Notes to Consolidated Financial Statements.

                                     Consolidated Statements of Stockholders' Equity

     Years Ended December 31, 1995, 1994 and 1993
                                                       Capital Stock                        Substantially
                                                        Authorized                            Restricted
                                                     12,000,000 shares                        (Note 12)

                                                                                           Unrealized Loss
                                                                                            on Marketable
                                                                                                Equity             Total
                                                                              Retained     Securities, Net     Stockholders'
                                                   Shares       Amount        Earnings         of Tax             Equity

       Balance, December 31, 1992              4,476,828   $17,496,105      $55,489,897      $   (46,922)     $72,939,080



       Shares exercised under Incentive Stock

         Option Plan (Note 14)                    95,360   $   792,257      $      -         $       -        $   792,257

       Shares issued under the Dividend
          Reinvestment Plan (Note 14)             11,339       165,829             -                 -            165,829

       Shares issued in payment of 10% stock
          dividend to shareholders                  -        7,394,347      (7,394,347)              -                -

       Dividends paid ($.44 per share)              -             -         (1,818,094)              -         (1,818,094)

       Increase in unrealized losses on
          marketable equity securities
          (Note 2)                                  -             -               -              (15,944)         (15,944)

       Net income for year ended December 31,
          1993                                      -             -          9,399,236              -           9,399,236



       Balance, December 31, 1993              4,583,527   $25,848,538      $55,676,692      $   (62,866)     $81,462,364



       Shares exercised under Incentive Stock
          Option Plan (Note 14)                   30,195    $  209,734      $       -        $       -        $   209,734

       Shares issued under the Dividend
          Reinvestment Plan (Note 14)             12,341       195,155              -                -            195,155









       Dividends paid ($.44 per share)              -             -         (2,028,617)              -         (2,028,617)

       Unrealized gains upon implementation
          of FASB 115 (Note 2)                      -             -                -             563,606             -

       Unrealized losses on available for sale
         securities (Note 2)                        -             -                -          (1,686,809)      (1,123,203)

       Net income for year ended December 31,
         1994                                       -             -          4,502,057              -           4,502,057



       Balance, December 31, 1994              4,626,063   $26,253,427      $58,150,132      $(1,186,069)     $83,217,490



       Shares exercised under Incentive Stock
         Option Plan (Note 14)                    26,532   $   185,471       $     -         $      -         $   185,471

       Shares issued under the Dividend
         Reinvestment Plan (Note 14)              10,184       161,540             -                -            161,540

       Dividends paid ($.44 per share)              -             -         (2,044,056)             -          (2,044,056)

       Unrealized gains on available for sale
         securities (Note 2)                        -             -                -           2,184,267        2,184,267

       Net income for year ended December 31,
         1995                                       -             -          1,897,509              -           1,897,509



       Balance, December 31, 1995              4,662,779   $26,600,438      $58,003,585      $   998,198      $85,602,221


     Number of shares adjusted for a 10% stock dividend in 1993.
     See accompanying Notes to Consolidated Financial Statements.



                                            Consolidated Statements of Cash Flows

       YEARS ENDED DECEMBER 31                                                     1995             1994              1993
       Cash Flows From Operating Activities:                                   $  1,897,509     $   4,502,057     $   9,399,236
       Net Income
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
            Amortization of:
              Loan premium                                                              -             227,329           513,247
            Deferred loan fees                                                   (2,811,971)       (4,093,454)       (4,735,171)
            Discount amortization on mortgage-backed bonds                           85,456           488,344           653,399
            Deposit base premium                                                  1,161,555         1,161,555         1,317,950
         Net (gain) loss on sale of:
            Loans                                                                  (210,907)          (62,926)       (2,151,387)
            Real estate held for development or sale                                 27,519          (607,270)       (1,400,939)
         Net (gain) loss on securities activities                                   (90,119)          455,785            15,278
         Provision for losses on:
            Loans                                                                 1,633,500           281,000         2,985,000
            Real estate held for development or sale                              5,751,878         5,035,000         1,245,000
         Depreciation and amortization                                            2,594,707         2,324,433         2,105,072
         Decrease in income taxes payable                                          (625,072)       (3,429,970)       (1,330,693)
         Net increase (decrease) in accrued interest payable                       (429,572)          850,897           144,935
         Net (increase) decrease in accrued interest receivable                    (784,252)         (824,047)        1,481,623
         Mortgage loans originated as held for sale                             (95,486,430)      (43,243,567)     (183,665,936)
         Proceeds from loans sold                                                85,199,481        64,345,990       178,989,245
         Purchase of trading account securities                                         -         (38,632,428)     (210,132,378)
         Sale of trading account securities                                             -          41,186,243       212,639,909
         Other, net                                                              (1,413,193)       (3,257,118)          173,587

         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   $ (3,499,911)    $  26,707,853     $   8,246,977

       Cash Flows From Investing Activities:
         Principal payments on loans                                           $189,475,781     $ 232,721,340     $ 280,143,541
         Mortgage loans originated as held for investment                      (187,803,991)     (325,621,537)     (317,448,569)
         Purchase of loan participations                                           (480,600)      (15,878,519)       (5,481,737)
         Purchase of securities held for investment                             (25,439,665)     (112,933,571)      (45,080,541)
         Maturity and payments of securities held for investment                  4,407,494         1,950,000        55,777,208
         Purchase of securities available for sale                              (44,599,634)      (37,569,321)             -
         Maturity and payments of securities available for sale                  25,868,987        17,362,213              -
         Sale of securities available for sale                                   52,059,260        14,154,170              -
         Purchase of office property and equipment, net                          (2,252,721)       (3,524,626)       (7,234,096)
         Purchase of FHLB stock and FHLMC preferred stock                        (1,658,300)         (624,017)         (560,000)
         Investment in real estate held for development or sale                  (7,395,962)       (7,483,809)      (13,511,132)
         Proceeds from sales of real estate held for development or sale         10,514,376        11,857,704        18,785,248
         Proceeds from sale of foreclosed property                               10,027,330         7,420,578        10,089,769
         Other, net                                                               1,004,526          (743,186)        1,779,598








       YEARS ENDED DECEMBER 31                                                     1995             1994              1993
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                $ 23,726,881     $(218,912,581)    $ (22,740,711)

       Cash Flows from Financing Activities:
         Net (decreases) additions to deposit accounts                         $(39,317,075)    $ 114,098,168     $  (9,646,118)
         Net (decrease) increase in checking accounts                            (1,605,570)        1,914,368         2,203,358
         Proceeds from FHLB advances                                            253,200,000       183,000,000       158,000,000
         Repayments of FHLB advances                                           (200,700,000)     (183,800,000)     (100,000,000)
         Securities sold under agreements to repurchase, net                    (29,570,000)       64,978,000              -
         Payments on mortgage-backed bonds                                       (1,520,742)       (6,737,652)      (15,379,140)
         Bank and other borrowings, net                                                -             (396,236)         (148,254)
         Proceeds from stock options exercised and dividends reinvested             347,011           404,889           958,086
         Dividends paid to shareholders                                          (2,044,056)       (2,028,617)       (1,818,094)
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                $(21,210,432)    $ 171,432,920     $  34,169,838
       Net (decrease) increase in cash and cash equivalents                    $   (983,462)    $ (20,771,808)    $  19,676,104
       Cash and cash equivalents at the beginning of the year                    18,837,508        39,609,316        19,933,212


            CASH AND CASH EQUIVALENTS AT DECEMBER 31                           $ 17,854,046     $  18,837,508     $  39,609,316

       Supplemental disclosures of cash flow information:
         Interest paid                                                         $ 59,964,999     $  43,128,214     $  40,878,359
         Cash payments of income taxes                                            1,908,100         5,238,392         9,494,700

       Supplemental disclosures of noncash investing and financing activities:
       Loans exchanged for mortgage-backed securities                          $      -         $   8,434,201     $      94,533
         Additions to real estate acquired through foreclosure                    6,171,463        11,905,163         4,498,030
         Transfer of securities from trading to held to maturity portfolio            -             4,875,000             -
         Transfer of securities from trading to available for sale
            portfolio                                                                 -            10,014,089             -
         Transfer of securities from held to maturity to available for sale
            portfolio                                                           223,766,211              -                -
         Unrealized (gains) losses on available for sale securities              (3,762,095)        2,175,077             -


     See accompanying Notes to Consolidated Financial Statements.


                      Notes to Consolidated Financial Statements

                 California Financial Holding Company and Subsidiary For the years ended December 31, 1995, 1994 and 1993

     NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the significant accounting policies, not disclosed elsewhere in the notes to the consolidated financial statements, which California Financial Holding Company and Stockton Savings Bank, its subsidiary, follow in preparing and presenting their consolidated financial statements.

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. The Company is a financial services holding company engaged primarily in the savings and loan business through Stockton Savings Bank. The Bank, organized in 1887, converted in 1990 from a state-chartered to a federally-chartered institution which provides financial services through traditional banking activities. In addition, the Bank has other subsidiaries which are engaged primarily in real estate acquisition, development and financing activities. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1995 presentation.

     Cash and Cash Equivalents

     The Company considers all highly liquid assets purchased with maturities of three months or less to be cash equivalents. These include interest-bearing deposits at other financial institutions, other short-term investments and securities purchased under agreements to resell.

     Investment and Mortgage-Backed Securities

     In accordance with regulation, the Bank maintains an amount at least equal to 5% of average daily withdrawable savings accounts plus short-term borrowings in U.S. Government and other securities that are readily convertible to cash. In 1994, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires debt and equity securities to be classified into one of three categories: held to maturity, available for sale or trading. Securities held to maturity are limited to debt securities that the holder has the positive intent and ability to hold to maturity, and are reported at amortized cost. Amortization is computed using a method which approximates the interest method. Securities held for trading are limited to debt and equity securities that are held principally to be sold in the near term, and are reported at fair value with unrealized gains and losses reflected in earnings. Securities held as available for sale consist of all other securities and are reported at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity. Realized gains and losses for securities classified as available for sale are included in earnings, and are derived using the specific identification method for determining the cost of securities sold. SFAS 115 prohibits retroactive application to prior statements.

     Interest and dividends on investment and mortgage-backed securities include interest earned on these securities, amortization of related premiums and discounts, and dividends earned on stock of the Federal Home Loan Bank of San Francisco.

     Loans Held for Sale

     Loans held for sale are carried at the lower of cost or estimated market value, determined on an aggregate basis. Market values are calculated based on direct market quotes for sales of similar loans. The Bank protects the value of its loan origination pipeline and loans held for sale portfolio against a potential rise in interest rates by utilizing forward commitments to sell loans and mortgage-backed securities. These forward sales are entered into at the time a rate is committed to a potential borrower.

     Loans Receivable

     Loans are recorded at cost, net of discounts or premiums, unearned fees and deferred fees. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio adjusted for anticipated prepayments. During 1994, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Under SFAS 114, an impaired loan is measured based upon the present value of future cash flows, discounted at the loan's effective rate, the loans observable market price, or fair value if the loan is collateral dependent. Generally, the factors utilized to determine impairment include delinquency, borrower financial weaknesses and collateral value deterioration. Interest is normally accrued to income as earned. All loans defined as impaired and all loans 90 days or more delinquent, record interest income on a cash basis. Since all of the Bank's loans are collateral-dependent, losses are charged-off at the point of foreclosure and the asset is written down to fair market value. SFAS 114 does not apply to large groups of homogeneous loans under $500,000 that are collectively evaluated for impairment, consisting of primarily residential loans.

     Real Estate Held for Development or Sale

     Real estate held for development or sale consists of real estate investments and foreclosed properties. Real estate investments are carried at the lower of cost or net realizable value. Interest and carrying charges related to certain properties held for development are capitalized throughout the construction and development period using the Bank's cost of funds.

     Real estate acquired through settlement of loans is recorded at lower of carrying value or fair value at the date of foreclosure and at the lower of such amount or market value less estimated selling costs thereafter.

     Revenue recognition on the disposition of real estate is dependent on the transaction meeting certain criteria relating to the nature of the property sold and terms of sale.

     Gain or Loss on Sale of Mortgage Loans and Loan Participations

     Gains or losses resulting from sales of mortgage loans and loan participations are recorded at the settlement of sale. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans or participations sold exceed or are less than the book value, net of unearned discount or premium, at the time of sale. A present value gain or loss is measured by the difference between the effective loan interest rate paid by the borrower to the Bank and the net yield to the investor, excluding normal servicing fees and considering estimated prepayments on such loans. The resulting deferred premium or discount is amortized or accredited to interest income using the interest method, adjusted as necessary for loan prepayments in excess of estimated prepayments. No deferred premium remained at December 31, 1995 or 1994.

     Allowance for Losses

     The Bank regularly reviews assets to determine that loss allowances are maintained at adequate levels. In determining the level to be maintained, management evaluates many factors including prevailing and anticipated economic conditions, industry experience, historical loss experience, the borrower's ability to repay and repayment performance and estimated collateral values. During 1993, the Bank increased loan loss reserves significantly as a result of declining economic conditions and subsequently increasing delinquencies. During 1995 and 1994, loan loss exposure improved, measured in part by the dollar amount of nonperforming loans. Accordingly, the provision for loan losses was less significant.

     Management uses the best information available for estimates of value. Future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions and information used in making the evaluation. When it is anticipated that real estate will be held for an extended period of time, holding costs, including a discount factor to give effect to the time value of money, are considered in providing the valuation allowance. Regulatory examiners may require the Bank to recognize additions to the allowances based upon their judgements at the time of their examination.

     Interest Rate Exchange Contracts

     Interest rate exchange contracts (swaps and caps) are used by the Bank in the management of its interest rate risk. Swaps are agreements in which the Bank and another party agree to exchange interest payments on notional principal amounts. Caps are agreements in which the Bank pays a fixed option premium to an issuing party, and in return receives a specified return on a notional principal amount should interest rates exceed a specified minimum. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure.

     The effect on interest expense from these swaps is recognized currently over the terms of the agreements and is shown as an adjustment to interest on the hedged liability. The option premium paid on caps is included in other assets in the statement of financial condition and is amortized to interest expense on a straight-line basis over the term of the agreement. Amounts receivable, if any, are recognized as a reduction of interest expense. These instruments are used only to hedge asset and liability portfolios, and are not used for speculative purposes.

     Deposit Base Premium

     The Company's branch acquisitions have been accounted for under the purchase method of accounting in accordance with applicable accounting requirements. Assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The excess of cost over fair value of the net assets acquired in the amount of $9.3 million was classified as deposit base premium based upon a core deposit study and is being amortized over eight years on a straight-line basis. At December 31, 1995, $1.1 million of deposit base premium had a remaining life of two years.

     Loan Origination Fees

     Loan origination fees, offset by certain direct costs of origination, are recognized as an adjustment to yield over the life of the loan using the effective interest method, which results in a constant return.

     Federal Home Loan Bank Stock

     The Bank is a member of the Federal Home Loan Bank System and as such is required to own capital stock in an amount specified by regulation, generally 1% of net outstanding residential loans receivable. At December 31, 1995 and 1994, the Bank owned 103,952 and 87,369 shares, respectively, of $100 par value capital stock of the Federal Home Loan Bank of San Francisco.

     Office Property and Equipment

     Depreciation of office, property and equipment is computed on a straight-line basis over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the estimated useful life of the asset, whichever is less. Maintenance and repairs are charged to expense when incurred, and improvements are capitalized.

     Fair Value of Financial Instruments

     In accordance with Statement of Financial Accounting Standards No. 107 (SFAS 107), fair value of financial instruments is disclosed throughout the various notes herein as of December 31, 1995 and 1994. Market quotes for investments and borrowings were obtained from representative over-the-counter quotations based on transactions from major market publications. Fair value of loans and savings deposits was calculated by estimating the net present value of future cash flows using current market rates of interest. Prepayment assumptions were obtained from standard industry publications.

     Taxes on Income

     The Company accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes". Under the deferred method, annual income tax expense is matched with pre-tax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net income for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     Income Per Share

     Income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Common stock equivalents do not have a material effect on the income per share calculation.

     Impact of New Accounting Standards

     In May, 1995, FASB issued Statement of Financial Accounting Standards No. 122 (SFAS122), an amendment of FASB statement FAS65 "Accounting for Mortgage Servicing Rights". SFAS122 requires that the rights to service mortgage loans for others be recognized as a separate asset, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans should be allocated between the loan and the servicing rights based upon their relative fair values. The statement also requires the assessment of all capitalized mortgage servicing rights for impairment to be based on current fair value of those rights. The Bank will implement SFAS122 starting January 1, 1996. The impact of SFAS122 on the Bank's results of operations will be to increase reported earnings by an amount which will vary with the level of loans sold and market conditions.


                             NOTE 2:  CASH AND SECURITIES

     Cash and Short-Term Securities

     The Bank's short-term liquid investments consist primarily of deposits with the Federal Home Loan Bank and mutual fund investments. The mutual fund investments consist of overnight and short-term maturity type funds. The Bank's investment in overnight mutual funds totalled $4,423,776 and $2,901,268 at December 31, 1995 and 1994, respectively. These funds yielded 5.86% and 6.14%, respectively, and are backed by U.S. Government securities bought under repurchase agreements and Federal Funds.

     Securities Purchased Under Agreements to Resell

     The Bank enters into purchases of U.S. Government securities under agreements to resell (repurchase agreements). Due to the short-term nature of the securities and the creditworthiness of primary dealers, the Bank does not obtain control of the underlying securities. The following is a summary of these securities at December 31:


                                                                                   1995                        1994
       U.S. Government securities                                              $     -                    $      -
       Average balance during each year                                              -                         16,667
       Maximum balance at any month-end                                              -                        100,000
       Weighted average interest rate                                                -                           -
       Weighted average days to maturity                                             -                           -

     Investment Securities

     The Bank's investment portfolio is comprised primarily of U.S. Government and agency securities and collateralized mortgage obligations (CMO's) which are generally backed by mortgage-backed securities issued by agencies and private issues. The amortized cost and estimated market values of investment securities are as follows at December 31:

                                                                   GROSS               GROSS             ESTIMATED
                                          AMORTIZED COST      UNREALIZED GAINS   UNREALIZED LOSSES     MARKET VALUE

       1995 AVAILABLE FOR SALE:

       U.S. Government and Agency
         Securities                       $ 47,808,939        $ 327,903          $   117,333         $ 48,019,509

       CMO's                                95,329,548          494,824              774,257           95,050,115

       Other securities                      1,075,462             -                     280            1,075,182

       TOTAL AVAILABLE
         FOR SALE                         $144,213,949        $ 822,727          $   891,870         $144,144,806

       1994 AVAILABLE FOR SALE:
       U.S. Government & Agency
         Securities                       $ 40,548,985        $   2,169          $ 1,302,426         $ 39,248,728

       CMO's                                11,677,479            3,922              491,640           11,189,761

       TOTAL AVAILABLE
         FOR SALE                         $ 52,226,464        $   6,091          $ 1,794,066         $ 50,438,489

       1994 HELD TO MATURITY:
       U.S. Government & Agency
         Securities                       $  6,335,270        $     258          $   392,119         $  5,943,409

       CMO's                                46,414,339             -             $ 4,654,358           41,759,981

       Other Securities                         10,000             -                   -                   10,000

       TOTAL HELD TO MATURITY             $ 52,759,609        $     258          $ 5,046,477         $ 47,713,390


     The market value of these investment securities is estimated based on prices published in financial newspapers or bids received from securities dealers.

     The Bank held investments in privately issued CMO's totalling $11,303,649 and $835,980 at December 31, 1995 and 1994, respectively. At December 31, 1995, the Bank held one A-rated CMO with an amortized book value of $5.8 million. All other privately issued CMO's were AAA-rated. All of the Bank's CMO investments are considered REMIC issues. The Bank did not hold investments of any private issues where the aggregate book value exceeded 10% of stockholders' equity.

     The Bank held $7.5 million in structured notes issued by government agencies at December 31, 1995 and 1994, and are included with the U.S. Government and agency issues.

     The maturities of Bank investments as of December 31, 1995 are as follows:


                                           Estimated Amortized Cost           Market Value          Yield By
                                                                                                    Maturity

       Available for Sale:
       Within 1 year                      $  15,017,498                $   15,133,239               6.34%

       1-5 years                             32,332,878                    32,362,984               5.84%

       6-10 years                             7,500,000                     7,536,158               5.15%

       Over ten years                        89,363,573                    89,112,425               6.83%

                                          $ 144,213,949                $  144,144,806               6.47%


     Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from contractual maturities summarized above.

     Upon adoption of SFAS 115, the Bank was permitted to make a one-time transfer of investment and mortgage-backed securities into the available for sale portfolio. The amortized cost and market value at the time of transfer for these securities was $39,203,191 and $39,766,797, respectively. This resulted in an unrealized gain of $563,606. During 1995, the Bank made a decision to restructure its balance sheet by selling mortgage-backed securities from the held to maturity portfolio. As a result, the Bank's entire held to maturity portfolio, consisting of securities with an amortized cost of $69,381,748 and a market value of $68,425,509, was transferred to the available for sale portfolio. At December 31, 1995, the Bank recorded an increase to shareholders' equity of $2,184,267 as a result of net unrealized gains on securities, net of tax effect. The Bank recorded unrealized losses, net of tax effect, of $1,686,809 at December 31, 1994, resulting in a reduction to shareholders' equity.

     During 1995, the Bank sold $6,987,813 of securities available for sale, recognizing gross gains of $4,989 and gross losses of $40,916. This compares to sales of $14,154,170 during 1994, recognizing gross losses of $66,374. No sales of securities occurred from the investment portfolio during 1993.

     Trading Account Securities

     During 1994, trading account operations were discontinued by the Bank, and the remaining securities were transferred out of the trading portfolio at market value. As a result, the Bank had no balance in the trading portfolio as of December 31, 1995 and 1994. In 1994, the Bank transferred $10,014,089 of trading securities to the available for sale portfolio after recognizing gross losses of $309,563, and $4,875,000 to the held to maturity portfolio after recognizing gross losses of $126,563. The Bank sold $41,186,243 of U.S. Government and agency securities from the trading portfolio in 1994, realizing gross gains of $38,285 and gross losses of $226,708. This compares to sales of $212,655,187 in 1993, with gross realized gains of $391,498 and gross losses of $427,200.


                         NOTE 3:  MORTGAGE-BACKED SECURITIES

     Amortized cost and estimated market values of mortgage-backed securities at December 31 are as follows:


                                                                           GROSS
                                                   GROSS UNREALIZED      UNREALIZED        ESTIMATED
                                  AMORTIZED COST         GAINS             LOSSES        MARKET VALUE

       1995
       AVAILABLE FOR SALE:
       FHLMC MORTGAGE-BACKED
         SECURITIES             $  82,793,531      $  2,007,281       $    57,592      $ 84,743,220

       FNMA MORTGAGE-BACKED        30,169,481           505,419                --        30,674,900
         SECURITIES

       FHA TITLE 1 SECURITIES       2,580,751                --           798,947         1,781,804

       TOTAL AVAILABLE FOR      $ 115,543,763      $  2,512,700        $  856,539      $117,199,924
       SALE:

       1994

       AVAILABLE FOR SALE:
       FHLMC MORTGAGE-BACKED
         SECURITIES             $   7,541,674      $         --        $  387,102      $  7,154,572

       HELD TO MATURITY:
       FHLMC MORTGAGE-BACKED
         SECURITIES             $ 117,690,955      $    239,112        $6,351,753      $111,578,314









       FNMA MORTGAGE-BACKED        37,990,105                --         1,903,076        36,087,029
         SECURITIES

       FHA TITLE 1 SECURITIES       3,755,228                --           172,720         3,582,508

       TOTAL HELD TO MATURITY   $ 159,436,288      $    239,112        $8,427,549      $151,247,851


     The market value of mortgage-backed securities is estimated based on prices published in financial newspapers or bids received from securities dealers. The weighted average interest rate of the mortgage-backed securities was 6.84% and 7.42% as of December 31, 1995 and 1994, respectively.

     During 1995, the Bank made a decision to restructure its balance sheet by selling mortgage-backed securities from the held to maturity portfolio. As a result, the Bank's entire held to maturity portfolio, consisting of mortgage backed securities with an amortized cost of $154,384,463 and a market value of $154,351,057, was transferred to the available for sale portfolio. Sales of mortgage-backed securities totalled $45,071,447 in 1995, recognizing gross gains of $561,867 and gross losses of $435,821. No sales of mortgage-backed securities occurred in 1994 or 1993.

     The following mortgage-backed securities were pledged as collateral for borrowings at December 31:

                                                                            1995                     1994

       COLLATERALIZED MORTGAGE OBLIGATION (NOTE 9) SERIES B             $  6,477,805             $  7,955,746



                           NOTE 4:  LOANS RECEIVABLE, NET

     Loans receivable, net by type of loan, at December 31, are summarized as follows:


                                                                 1995                         1994
       Residential mortgage loans:
         Existing structures:
            1-4 Unit dwellings                                 $ 745,793,031                  $735,338,613
            5 or more unit dwellings                              38,129,869                    37,109,786








         Construction:
            1-4 Unit Dwellings                                    57,516,807                    59,792,760
            5 or more unit dwellings                               1,278,289                     4,852,865
       Total residential                                       $ 842,717,996                  $837,094,204
       Commercial loans                                        $  55,517,994                  $ 57,818,197
       Land loans                                              $  34,226,637                  $ 33,861,805
       Other loans:
         Educational loans                                     $      28,850                  $     79,788

         Savings loans                                             2,196,837                     1,952,447
         Credit reserve loans and other                              476,876                       505,507
       Total other loans                                       $   2,702,563                  $  2,537,742
       Total loans                                             $ 935,165,190                  $931,311,768
       Less:                                                   $   5,628,452                  $  6,607,048
         Unamortized loan fees
         Discounts and premiums, net                                 292,631                       222,594
         Allowance for loan losses                                 8,173,807                     7,725,500
         Loans receivable, net                                 $ 921,070,300                  $916,756,626
       Weighted average interest rate                              7.92%                        7.02%


       At December 31, 1995 and 1994, the above table includes $13,153,264 and $2,655,408 of loans held for sale at book value, which were less than market.  The estimated fair value of loans, as of December 31, is as follows:

                                                              1995                            1994
       Residential                                             $ 849,085,000                 $ 801,224,000
       Commercial                                                 51,059,000                    57,677,000
       Land                                                       32,733,000                    30,435,000
       Other loans                                                 2,703,000                     2,383,000
       Total                                                   $ 935,580,000                 $ 891,719,000



     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, commercial, land and other loans. Each loan is further segmented into account types with similar characteristics.

     The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated discount and prepayment rates. Discount rates were based on published information with adjustments made, as required, by an estimate of the differences among products. Estimates of prepayment speeds were obtained from published information. Fair value of nonperforming loans was based on estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates were judgementally determined using available market information and specific borrower information.

     Loans in process, primarily related to construction loans, are netted in total loans. They amounted to $34,810,00 and $34,102,000 at December 31, 1995 and 1994, respectively.

     The Bank serviced loans and participating interests in loans owned by investors in the amount of $548,462,487 and $509,128,597 as of December 31, 1995 and 1994, respectively.

     Activity in the premium account from present value gains and losses on loans sold is shown in the table below for the periods ending December 31:


                                                      1995               1994                      1993

       Beginning net premium balance                  $ -               $  227,329               $  790,576

       Net present value losses recognized              -                     -                     (50,000)

       Less:  premium amortized and written off         -               $ (227,329)                (513,247)

                                                      $ -               $     -                   $ 227,329





     Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Note 8.

     At December 31, 1995, 1994 and 1993, there were 79, 82 and 103 mortgage loans, respectively, with unpaid principal balances of approximately $8,010,000, $7,466,000 and $11,600,000, respectively, which were past due for three months or more or were in the process of foreclosure. The interest that would have been accrued on these loans, but was not, amounted to $262,975, $370,911 and $993,320 for 1995, 1994 and 1993,
     respectively.

     Impaired loans include troubled debt restructurings and loans on which there is a probability that the Bank will not be able to collect all amounts due. The Bank adopted SFAS 114 pertaining to impaired loans on January 1, 1994. The following summarizes the balances relating to SFAS 114 impaired loans at December 31:


                                                                        1995                         1994
       Outstanding loan balances                                         $ 10,270,248              $  9,740,207
       Loans with valuation allowances                                      5,218,830                 3,519,432
       Valuation allowances                                                 1,190,000                   724,000
       Commitments to advance funds                                           666,893                   829,235
       Average balance for year                                             9,053,868                15,267,712


     The Bank records interest income on loans classified as impaired or past due for three or more months on a cash basis.

     Interest income recorded on SFAS 114 impaired loans at year-end was $387,681 and $424,294 for 1995 and 1994, respectively. At December 31, 1993 the Bank recorded $445,074 in interest income on restructured troubled debt loans.

     Activity in the allowance for loan losses is as follows:

       Balance at December 31, 1992                                                                   $ 8,042,000
         Provision for losses                                                                           2,985,000
         Charge-offs                                                                                   (1,062,000)

       Balance at December 31, 1993                                                                   $ 9,965,000
         Provision for losses                                                                             281,000
         Charge-offs                                                                                   (2,520,500)

       Balance at December 31, 1994                                                                   $ 7,725,500
         Provision for losses                                                                           1,633,500
         Charge-offs                                                                                   (1,185,193)

       Balance at December 31, 1995                                                                   $ 8,173,807


     The allowance for loan losses relates entirely to loans secured by real estate. Consumer loans represent a minor portion of the Bank's total portfolio. Losses in this portfolio are written off directly against the asset.

     All mortgage loans are secured by real estate in California, generally located within the Bank's primary lending territory (i.e., Central Northern California). The Bank's credit risk is therefore related to the economic condition of the Central Valley. Loans are made on the basis of the borrowers' ability to repay; however, collateral is generally a secondary source for loan qualification. On occasion, loans have been purchased that are secured by single-family residences in Southern California and Northern California's Bay Area.


                  NOTE 5:  REAL ESTATE HELD FOR DEVELOPMENT OR SALE

     Real estate development and sale activities are conducted primarily through Stockton Service Corporation, a wholly-owned service corporation of the Bank. Capsulized financial information for Stockton Service Corporation follows:

     Statements of Financial Condition


       At December 31                                                        1995                          1994



       Assets:                                                                $   413,057                    $   260,227
         Cash

         Real estate held for development at cost:

            Partially developed and completed projects                          6,542,931                     15,597,723

            Land held for development/sale                                      2,547,910                      1,571,840

            Capitalized interest                                                  518,483                      1,229,451

            Less: loss reserves                                                (3,106,250)                    (3,708,275)

            Total real estate held                                            $ 6,503,074                    $14,690,739

            Other assets                                                        3,174,030                      1,948,971

         Total assets                                                         $10,090,161                    $16,899,937

       Liabilities:

         Notes payable - Stockton Savings                                      $8,900,000                    $13,800,000

         Notes payable - others                                                         0                              0

         Other liabilities                                                      2,823,194                      1,625,011

       Stockholder's (deficit) equity                                          (1,633,033)                     1,474,926

             Total liabilities and stockholder's equity                       $10,090,161                    $16,899,937


       Statements of Operations

       Years ended December 31                      1995                  1994                 1993

       Income:

         (Loss) gain on sale of real              $   (27,985)         $   472,766         $  1,186,493
         estate held for development, net

         Provision for losses                      (4,121,878)          (2,650,000)                -

         Other income                                  54,531                7,959               14,061

       Total (loss) income                        $(4,095,332)         $(2,169,275)        $  1,200,554

       Expenses:

         Interest expense                         $   977,921          $ 1,250,225         $  1,478,131

         Less:  interest capitalized                 (162,292)            (532,566)            (761,271)

         General and administrative                   280,910              377,312              336,268
            expense

       Total expenses                             $ 1,096,539          $ 1,094,971         $  1,053,128

       (Loss) income before tax                   $(5,191,871)         $(3,264,246)        $    147,426

       Income tax (benefit) expense                (2,083,913)          (1,310,203)              60,511

       Net (loss) income                          $(3,107,958)         $(1,954,043)        $     86,915

       Statements of Cash Flows

       Years ended December 31                           1995                 1994                 1993
       Cash Flows From Operations:

         Net (loss) income                        $(3,107,958)         $(1,954,043)        $     86,915

         Provision for losses                       4,121,878            2,650,000                  -

         Loss (gain) on sale of real                   27,985             (472,766)          (1,186,493)
           estate

         (Decrease) increase in income                 (6,611)            (173,744)              60,511
           taxes payable









         (Decrease) increase in net                   (21,156)                 632              (25,508)
           accrued interest

         Other, net                                       891             (296,178)             123,867

       Net cash used by operations                $ 1,015,029          $  (246,099)        $   (940,708)

       Cash Flows From Investing
         Activities:

            Investments in real estate            $(6,476,575)         $(8,852,726)        $(13,155,457)

            Proceeds from sales                    10,514,376           11,857,704           18,785,248
              of real estate

            Decrease in notes                            -                 378,265              256,696
              receivables, net

       Net cash provided by
         Investing activities                     $ 4,037,801          $ 3,383,243         $  5,886,487

       Cash Flows From
         Financing Activities:
           Notes payable, net                     $(4,900,000)         $(3,135,802)        $ (5,668,254)

       Net Cash Used
         By Financing Activities                  $(4,900,000)         $(3,135,802)        $ (5,668,254)

       Net increase (decrease) in cash            $   152,830          $     1,342         $   (722,475)

       Cash at the beginning of the year              260,227              258,885              981,360

       Cash at the end of the year                    413,057              260,227              258,885

     Activity in the allowance for losses is as follows:



       Balance at December 31, 1992                              $  3,709,153

       Provision for losses                                           -

       Charge-offs                                                 (1,619,295)

       Balance at December 31, 1993                              $  2,089,858

       Provision for losses                                         2,650,000








       Charge-Offs                                                 (1,031,583)

       Balance at December 31, 1994                              $  3,708,275

       Provision for losses                                         4,121,878

       Charge-offs                                                 (4,723,903)

       Balance at December 31, 1995                              $  3,106,250



     Also included in real estate held for development or sale is foreclosed real estate held by the Bank at December 31 as follows:

                                                                          1995                         1994

       Gross foreclosed real estate                                 $  9,829,615                $  13,685,483

       Allowance for losses                                           (3,852,507)                  (3,142,361)

       Net balance of foreclosed real estate                        $  5,977,109                $  10,543,122



     Activity in the allowance for losses on foreclosed property is as follows:


       Balance at December 31, 1992                            $  702,000
       Provision for losses                                     1,245,000
       Charge-offs                                               (272,345)

       Balance at December 31, 1993                            $1,674,655
       Provision for losses                                     2,385,000
       Charge-offs                                               (917,294)

       Balance at December 31, 1994                            $3,142,361
       Provision for losses                                     1,630,000
       Charge-offs                                               (919,854)

       Balance at December 31, 1995                            $3,852,507

                  NOTE 6:  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

       Accrued interest and dividends receivable at December 31 are summarized as follows:

                                                                      1995                         1994
       Loans receivable                                                 $4,076,669                   $3,112,506
       Mortgage-backed securities                                          775,906                    1,055,280
       Investment securities                                             1,046,078                      987,280
       Other                                                               193,682                      153,017

       Interest and Dividends Receivable                                $6,092,335                   $5,308,083


                        NOTE 7:  SAVINGS AND CHECKING ACCOUNTS

       Savings and checking accounts by type and rate as of December 31 are summarized as follows:


                                                                              1995                            1994



       Passbook accounts at 2.20%                                            $ 47,423,181                     $   53,375,855

       NOW accounts at 1.10% and 1.30%                                        108,611,667                        110,217,237

       Money market deposits at 2.60% and 2.40%                                66,066,290                         85,843,980

                                                                             $222,101,138                     $  249,437,072

       Weighted average interest rate                                               1.96%                              2.05%

       Certificate Accounts:

         2.00% to 2.99%                                                      $    509,137                     $    5,819,000

         3.00% to 3.99%                                                         9,818,635                        119,104,201

         4.00% to 4.99%                                                       132,273,975                        263,035,827

         5.00% to 5.99%                                                       372,309,964                        222,917,030

         6.00% to 6.99%                                                       213,362,130                        131,619,588

         7.00% to 7.99%                                                         9,360,344                          7,068,805

         8.00% to 8.99%                                                           271,416                          1,246,668

         9.00% to 9.99%                                                           141,036                            592,024

         10.00% to 10.99%                                                               -                            229,325

                                                                             $738,046,637                     $  751,633,348

       Weighted average interest rate                                               5.59%                              4.91%

       Total Savings                                                         $960,147,775                     $1,001,070,420










       Weighted average interest rate                                               4.75%                              4.19%
         (as of dates indicated above)


     Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of savings and checking accounts as of December 31, 1995 and 1994 was $961,625,000 and $986,437,000, respectively.

     Certificate accounts with balances of $100,000 or more totalled $171,026,736 and $223,382,000 at December 31, 1995 and 1994, respectively.
     Broker-acquired deposits were $4,312,943 and $61,024,000 at December 31, 1995 and 1994, respectively.

     At December 31, 1995, certificate maturities were as follows:


       1996                                                           $576,001,944
       1997                                                            115,452,586
       1998                                                             30,002,545
       1999                                                              5,831,088
       2000                                                                 -
       2001 and thereafter                                              10,758,474

                                                                      $738,046,637



     Interest on savings accounts for the years ended December 31 is summarized as follows:


                                                                1995                     1994                      1993
       Passbook accounts                                     $  1,147,524              $ 1,237,088                $ 1,329,324
       NOW accounts (including money market NOW                 1,445,350                1,628,824                  1,946,633
         accounts)
       Money market and certificate accounts                   44,256,997               32,265,255                 31,792,727
       Interest forfeitures                                      (204,825)                (152,166)                  (144,653)








       Hedging effect of interest rate swaps                    1,384,833                3,241,210                  2,917,838
         (note 18)

       Net interest expense                                  $ 48,029,879              $38,220,211                $37,841,869


     Interest credited to customer deposits amounted to $39,994,929, $30,584,198 and $30,986,076 in 1995, 1994 and 1993, respectively.


                    NOTE 8:  ADVANCES FROM THE FEDERAL HOME LOAN
                                BANK OF SAN FRANCISCO

     Each Federal Home Loan Bank is authorized to make advances to its member associations, subject to such regulations and limitations as the Bank may prescribe. As of December 31, 1995 and 1994, the Bank had pledged its stock in the Federal Home Loan Bank of San Francisco and real estate loans with outstanding principal balances of approximately $318,461,647 and $357,208,102, respectively, to secure current as well as future borrowings.

     The maturity schedules for advances outstanding as of December 31, 1995 and 1994 is shown in the following table:


                                                                                        Principal Amount


       Maturity                               Interest Rates                       1995                      1994

       1995                                            4.61%                    $         -               $ 35,000,000

       1996                                        5.44 - 4.36%                  62,500,000                 15,000,000
       1997                                        6.04 - 6.44%                  10,000,000                  5,000,000

       1998                                        6.00 - 5.90%                  60,000,000                 35,000,000

       1999                                            6.94%                     20,000,000                 20,000,000

       Thereafter                                      7.24%                     10,000,000                          -

                                                                               $162,500,000               $110,000,000

       Weighted average interest rate (as
         of dates indicated above)                                                    5.98%                      5.49%


     The fair value of FHLB advances was based on the discounted cash flows. The discount rate is estimated using the rates currently offered for advances of similar remaining maturities. The estimated market value of advances from the Federal Home Loan Bank at December 31, 1995 and 1994 was $163,607,000 and $105,261,000, respectively.

     The interest on advances is payable monthly. The Bank paid interest on advances of $7,145,216, $5,811,011 and $3,582,302 for the years ended
     December 31, 1995, 1994 and 1993, respectively.


                    NOTE 9:  COLLATERALIZED MORTGAGE OBLIGATIONS

     On December 16, 1987, Stockton Securities Corporation issued Series B Collateralized Mortgage Obligations (the "Bonds"), totalling $56,700,000 (net of discounts, $50,959,288) pursuant to an indenture dated January 1, 1985. Concurrent with the issuance of the Bonds, the Bank transferred Federal Home Loan Mortgage Corporation participation securities (the "FHLMC Securities") to Stockton Securities Corporation with aggregate principal balances of approximately $56,960,000 to serve as collateral for the Bonds. The weighted average pass-through rates on the FHLMC Securities were 9.0%. The outstanding principal balances of the FHLMC Securities amounted to approximately $6,738,000 and $7,956,000 at December 31, 1995 and 1994, respectively.

         The following table summarizes certain information with regard to the Bonds at December 31:


       SERIES B:
                                                                                                   REMAINING
                                          ORIGINAL          REMAINING         FAIR MARKET          PRINCIPAL         FAIR MARKET
                          INTEREST        PRINCIPAL         PRINCIPAL            VALUE              BALANCE             VALUE
       STATED MATURITY      RATE           BALANCE         BALANCE 1995           1995               1994                1994

       Class B-1
         Dec. 20, 2000        8.25%    $30,770,000       $         -        $         -         $         -        $         -
       Class B-2
         Dec. 20, 2002        8.25%      8,750,000                 -                  -                   -                  -
       Class B-3
         Dec. 20, 2007        8.25%     13,110,000                 -                  -             739,906            736,000
       Class B-4
         Dec. 20, 2017        8.25%      4,070,000         6,462,509          6,477,000           7,243,345          6,968,000

                                       $56,700,000       $ 6,462,509        $ 6,477,000         $ 7,983,251        $ 7,704,000
       Less discount                   $ 5,740,712       $         -        $         -         $    85,456                  -

                                       $50,959,288       $ 6,462,509        $ 6,477,000         $ 7,897,795        $ 7,704,000



     The fair market value of Series B was calculated from actual market quotes of the Bonds.

     In accordance with the terms of the indenture, all payments of principal on the Bonds have been allocated among the Classes in the order of their respective stated maturities so that no payment of principal has been made on any of the Bonds until all Bonds having an earlier stated maturity have been paid in full. Payments of principal are made monthly in an amount equal to the excess of principal and interest collected each month on the FHLMC Securities, plus the reinvestment income thereon, over interest and expenses payable on the Bonds. Since the rate of payment of principal of each Class of Bonds depends on the rate of payment (including prepayments) on the FHLMC Securities, the actual maturity of any Class of Bonds may occur earlier than its stated maturity. Interest on the Class B-4 Bonds was accrued and added to the principal thereof until April 1995 when all earlier classes of Bonds had been paid and certain other conditions in the indenture were met, at which time semiannual and monthly payments of principal and interest on the Class B-4 Bonds commenced.

     The following is a schedule of the estimated repayments on the Bonds for the next five years and thereafter. The schedule is based upon the assumption that repayments of the loans underlying the FHLMC Securities are at 175% of standard prepayment assumptions on Series B Bonds, which is consistent with historical prepayments, and assumes that future prepayments will follow the same trend.


       Series B:

       1996                                                                                   $  1,424,500
       1997                                                                                        691,900
       1998                                                                                        610,500
       1999                                                                                        529,100
       2000                                                                                        488,400
       Thereafter                                                                                2,718,109

                                                                                              $  6,462,509



               NOTE 10:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Bank enters into sales of U.S. Government securities and mortgage-backed securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The following is a summary of these securities at December 31:


                                                              1995                        1994

       Securities sold under agreements to repurchase                $35,408,000                 $64,978,000
       Average balance during the year                                59,197,595                  37,506,451
       Maximum balance at any month-end                               95,571,000                  70,712,900
       Weighted average interest rate                                       5.90%                      6.03%



     These agreements are collateralized by U.S. Government securities and mortgage-backed securities. The related collateral was held by the dealer. The estimated market value of securities sold under agreements to repurchase as of December 31, 1995 and 1994 was $35,404,000 and

     $64,933,000, respectively. The fair market value was calculated using the rates currently offered for agreements of similar remaining maturities.


                                NOTE 11:  INCOME TAXES

     The Company and Bank file consolidated federal income tax returns on a calendar year basis. If certain conditions are met in determining taxable income, the Bank is allowed a special bad debt deduction based on a percentage of taxable income (presently 8%) or on specified experience formulas. The Bank used the percentage of taxable income method for bad debt deductions in 1994, 1993 and anticipates using such method in 1995.

     Under the provisions of SFAS 109, savings and loan associations: (1) do not recognize a deferred tax liability for the tax effects of the "base year" (December 31, 1987) tax bad debt reserve unless it becomes apparent that the reserve will reverse in the foreseeable future, (2) do recognize a deferred tax liability for increases in the tax bad debt reserve over the "base year" tax bad debt reserve and (3) do recognize a deferred tax asset, reduced by any necessary valuation allowances for the allowance for loan losses for financial reporting purposes.

     Federal income and state franchise tax expense (benefit) in the consolidated statements of operations is comprised of the following:


                1995                                         Current                     Deferred                     Total
     Federal income tax expense                           $  1,476,000                 $  (354,000)               $ 1,122,000
     California franchise tax expense                        1,272,000                    (864,000)                   408,000
                                                          $  2,748,000                 $(1,218,000)               $ 1,530,000

     1994
     Federal income tax expense                           $  4,271,000                 $(2,719,000)               $ 1,552,000
     California franchise tax expense                          919,000                    (155,000)                   764,000
                                                          $  5,190,000                 $(2,874,000)               $ 2,316,000
     1993

     Federal income tax expense                           $  5,815,000                 $  (246,000)               $ 5,569,000
     California franchise tax expense                         2,076,00                    (180,000)                 1,896,000
                                                          $  7,891,000                 $  (426,000)               $ 7,465,000



     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns filed. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to prior years' tax returns as filed.

     Under SFAS 109, the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant components of the deferred tax asset and liability amounts for the years ended December 31, 1995 and 1994 relate to the following:


                                                                                     1995                            1994



       Deferred Tax Assets:

         Book provision for loan losses in excess of tax                              $ 3,398,000                    $ 3,251,000

         Book provision for losses on real estate in excess of tax                      2,931,000                      2,673,000

         State franchise taxes                                                            240,000                        341,000

         Tax effect of unrealized losses                                                        -                        989,000

         REMIC discount and other amortization                                          1,488,000                        585,000

         Other income deferred for tax purposes                                         1,177,000                        757,000



         Total gross deferred tax assets                                              $ 9,234,000                    $ 8,596,000

         Less:  valuation allowance                                                             -                              -

         Net deferred tax assets                                                      $ 9,234,000                    $ 8,596,000



       Deferred Tax Liabilities:

         Loan fee income deferred for tax purposes                                    $ 4,544,000                    $ 4,414,000

         FHLB stock dividends deferred for tax purposes                                 2,131,000                      1,924,000

         Tax depreciation in excess of book depreciation                                  231,000                        134,000

         Tax effect of unrealized gains                                                 1,579,000                              -

         Mark to market                                                                         -                         25,000








                                                                                     1995                            1994



         Total deferred tax liabilities                                               $ 8,485,000                    $ 6,497,000

         Net deferred taxes                                                           $   749,000                    $ 2,099,000



     Management believes a valuation allowance is not needed to reduce the deferred tax asset because there is no material portion of the deferred tax asset that will not be realized through sufficient taxable income within the carryback and carryforward periods.

     The reconciliation from the statutory income tax rate to the consolidated effective tax rate, expressed as a percentage of pre-tax income, is as follows:


       Years ended December 31                                  1995                     1994              1993



       Statutory federal tax rate                                35.0%                   34.0%             35.0%

       California franchise tax, net of federal income tax
         benefit                                                  7.9%                    7.4%              7.2%

       Adjustments to amortization

         Expenses as a result of change in tax law                 -                     (7.4%)              -

         Other                                                    1.7%                      -               2.1%

                                                                 44.6%                   34.0%             44.3%




                 NOTE 12:  REGULATORY CAPITAL & STOCKHOLDERS' EQUITY

       As a result of the Financial Institutions Reform, Recovery and Enforcement Act, regulatory capital requirements were issued by the Office of Thrift Supervision in December 1989. The regulations require that savings associations meet a three-part capital test that consists of the following: i) core capital must equal 3% of total assets, ii) tangible capital must equal 1.5% of total assets, and iii) risk-based capital must equal 8% of risk-weighted assets. In measuring compliance with the three capital standards, loans to and investments in subsidiaries engaged in activities impermissible to national banks (notably investing in real estate) must be deducted from capital. There is a phase-in on the impermissible activity deduction using the balance of investments held at April 12, 1989. Any investment beyond this amount is considered excess investment and is deducted from capital immediately. At December 31, 1995, the Bank was required to deduct from capital 60% of its investment in real estate. This compares to 40% at December 31, 1994. As of July 1, 1996, 100% of the Bank's investment in real estate must be deducted from capital. The Bank's loans to and investments in its real estate investment subsidiary totalled $8.9 million and $15.3 million at December 31, 1995 and 1994, respectively.

       Retained earnings at December 31, 1995 includes $8,168,000 which has been allocated on a tax basis by the Bank to bad debt reserves for federal income tax purposes and for which no provision for income taxes has been made. If, in future periods, this amount is used for any purpose other than absorbing losses for bad debts, the Bank will be liable for federal income tax at the then current corporate tax rate. The Bank does not anticipate using this amount in a manner which will create a federal income tax liability. In addition, a liquidation account with a current balance of $487,507 is reserved by the Bank as a result of the Bank's conversion from a mutual to a stock association.

       The Treasury Department, the OTS, and the Federal Deposit Insurance Corporation have all recommended to Congress that institutions with SAIF-assessable deposits pay a special assessment in an amount sufficient to increase the SAIF reserve ratio to 1.25%. Representatives from the Senate and House Banking Committees have agreed on a proposal under which SAIF institutions will pay a one-time assessment of approximately 80 basis points on all deposits held as of March 31, 1995. The resulting assessment for the Bank would be approximately $8.1 million. The resulting after tax effect of the assessment would be to reduce the stockholders' equity of the Bank by approximately $4.7 million.


                                NOTE 13:  PENSION PLAN

       Due to escalating costs, the Bank curtailed future benefit accruals and service under the noncontributory defined benefit pension plan (the "Plan") by "freezing" the Plan June 30, 1995 under the provisions of Statement of Financial Accounting Standards No. 88. Assets of the Plan are maintained by a trustee and administered by the Bank's advisory board. In January 1987, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 87 on a prospective basis. The purpose of this policy is to reflect in the projected benefit obligation all benefit improvements to which the Bank is committed as of the current valuation date and to use a market-related value of assets to determine pension cost. The Bank's policy is to fund the pension cost accrued on a projected benefit cost method. Due to the Plan curtailment, the Bank experienced a pension gain of $1,167,587 for the year ended December 31, 1995, compared to pension expenses of $859,110 and $616,415 for 1994 and 1993 respectively. The December 31, 1995 and 1994 disclosure values are projected from calculations prepared as of July 1, 1995 and 1994, respectively. These values utilized a 7.00%, 8.50%, and 7.00% discount rate for December 31, 1995, 1994 and 1993, respectively. A 4.50% rate of compensation increase was used for December 31, 1994 and 1993; however, due to the Plan curtailment, compensation increases will have no future impact to the plan obligations. The pension expense is based on market conditions as of January 1, 1996, 1995 and 1994 and has been based on a discount rate of 7.00% for 1995, 8.50% for 1994, and 7.00% for 1993. The
     expected long-term rate of return on assets was 9.00% for all three years.

       The following table provides a reconciliation of the Plan's estimated funded status and amounts recognized in the Bank's financial statements at December 31:



                                                               1995                  1994                  1993

       Pension benefit obligations:
       Accumulated benefit obligation:

         Vested                                            $3,762,661            $2,674,534           $ 2,805,714

         Nonvested                                            421,039               365,979               391,151

                                                           $4,183,700            $3,040,513           $ 3,196,865

       Projected benefit obligation                        $4,183,700            $4,794,442           $ 5,466,394

       Market value of plan assets                         (3,925,856)           (3,912,583)           (3,080,654)

       Unfunded projected benefit                          $  257,844            $  881,859           $ 2,385,740
         obligation

       Unrecognized net transition                                   -                     -                     -
         obligation

       Unrecognized net transition                                   -              386,174               407,274
         asset

       Unrecognized prior service costs                              -             (305,251)             (348,737)

       Unrecognized net gain (loss)                            50,404               513,053              (764,064)

       Additional liability                                          -                     -                     -

       Pension liability recognized                        $  308,248            $1,475,835           $ 1,680,213

       Net pension cost for the year included the following components:

                                                                1995                 1994                  1993

       Service cost                                        $  321,604            $  822,657            $  642,022

       Interest cost                                          346,988               365,148               309,837

       Actual return on plan assets                        (1,011,502)               16,482              (269,962)

       Other components - net                                (824,677)             (345,177)              (65,482)

       Net periodic pension cost                          $(1,167,587)           $  859,110           $   616,415


     Included in the Plan assets are 6,290 common shares of the Company's stock. The market value of these shares as of December 31, 1995 and 1994 was $128,945 and $75,840, respectively. The market price of the Company's stock held in the Plan as of January 31, 1996 was $122,655. Dividends received on Company stock were $2,767.

     On August 1, 1995, the Bank modified its 401(k) plan. Prior to August 1, the 401(k) was funded by the employees. On August 1, 1995, the 401(k) plan became a defined contribution profit sharing plan. The Bank makes a monthly cash contribution equal to 5% of each employee's base salary and an employer matching contribution of .25% for each 1.00% of employee contribution up to a maximum contribution of 1.00% by the Bank. The Bank also contributes 1.50% of each employee's base salary in CFHC stock on a monthly basis. The Bank's total contribution ranges therefore from 6.50% of base salary to 7.50% of base salary, depending on the level of employee contribution. The assets of the 401(k) plan are maintained by a trustee and administered by the employer. The administrative costs of the plan are paid by the Bank. These costs amounted to $21,784, $20,574 and $8,263 for the years ended December 31, 1995, 1994 and 1993, respectively.


               NOTE 14:  STOCK OPTIONS AND DIVIDEND REINVESTMENT PLAN

     At December 31, 1983, 264,000 shares of common stock were reserved for issuance to key employees under the Bank's 1982 Incentive Stock Option Plan. On July 15, 1985, April 25, 1988 and March 15, 1993, the Board of Directors reserved options for an additional 191,466, 196,340 and 220,000 shares of common stock, respectively. The exercise price of all options is the market price of the common stock at the date of grant. Options are exercisable on various conditions but generally not more than 10 years from date of grant.

     Information with respect to options under the above plan is summarized as follows:


                                                                                             Number of Shares


       Outstanding, December 31, 1992                                                                252,167

       Granted (Price - $13.41)                                                                      110,000

       Exercised (Price - $4.89)                                                                     (14,554)

       Exercised (Price - $8.18)                                                                     (14,806)

       Exercised (Price - $9.09)                                                                     (66,000)

       Outstanding, December 31, 1993                                                                266,807

       Granted (Price - $12.75)                                                                       50,000

       Exercised (Price - $4.89)                                                                     (10,910)

       Exercised (Price - $7.95)                                                                     (11,000)

       Exercised (Price - $8.18)                                                                      (6,531)

       Exercised (Price - $8.86)                                                                      (1,756)

       Outstanding, December 31, 1994                                                                286,610

       Exercised (Price - $4.89)                                                                     (12,463)

       Exercised (Price - $8.18)                                                                     (10,993)

       Exercised (Price - $8.86)                                                                      (1,463)
       Exercised (Price - $13.41)                                                                     (1,619)

       Expired                                                                                          (691)

       Outstanding, December 31, 1995                                                                259,381


       (Price - $8.18)                                                                                75,513
       (Price - $8.86)                                                                                25,487

       (Price - $12.75)                                                                               50,000

       (Price - $13.41)                                                                              108,381










                                                                                             Number of Shares


                                                                                                     259,381

       Shares currently exercisable                                                                  222,722

       Shares available for future grants                                                            111,888

     A 10% stock dividend was declared and effected in 1993. As a result, the Company transferred $7,394,347 from retained earnings to capital accounts reflecting 416,583 shares at the market price of $17.75. All calculated per share information in these financial statements has been restated to give effect to the stock dividend.

     The Company also paid $.44 per share in cash dividends during 1995, 1994 and 1993 totalling $2,044,056 and $2,028,617 and $1,818,094, respectively.


     A dividend reinvestment program was introduced in October, 1991. This plan provides for the issuance of additional stock at a 3% discount from prevailing market prices. During 1995 and 1994, 10,184 and 12,341 shares were issued under this plan, adding $161,540 and $195,155, respectively, to stockholders' equity.


                   NOTE 15:  PARENT COMPANY FINANCIAL INFORMATION

     On June 1, 1988, all shares of stock of the Bank were exchanged for stock in the Company, making the Bank a wholly-owned subsidiary of the Company. Prior to the reorganization, the Company had conducted no business and had no material assets.

     The Company and its Subsidiary file a consolidated federal income tax return in which the taxable income or loss of the Company is combined with that of its Subsidiary. The Company's share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Company's equity in net income of its subsidiary is excluded from the computation of the provision for income taxes for financial statement purposes.

       Unconsolidated financial information for the Company follows:


       STATEMENTS OF FINANCIAL CONDITION

       At December 31,                                                           1995                 1994

       Assets:
         Cash                                                                $ 1,797,993          $ 3,055,353

         Investment in subsidiary                                             83,836,341           80,181,496

         Other assets                                                                933                    -
       Total assets                                                          $85,635,267          $83,236,849

       Liabilities:
         Accounts payable to subsidiary                                      $    33,046          $    19,359

         Stockholders' equity                                                 85,602,221           83,217,490

       Total liabilities and stockholders'                                   $85,635,267          $83,236,849
       equity


       Statements of Operations

       Years ended December 31,                             1995                  1994                 1993

       Income:
         Interest income                              $   118,106           $     97,533           $   52,791

         Dividend from subsidiary                         550,000              2,350,000            2,400,000
         Undistributed net income                       1,470,578              2,344,328            7,206,582
           of subsidiary

       Gross operating income                         $ 2,138,684           $  4,791,861           $9,659,373

       General and administrative                         246,474                231,155              200,437
         expenses
       Income before taxes                            $ 1,892,210           $  4,560,706           $9,458,936

       Income tax (benefit) expense                        (5,299)                58,649               59,700

       Net Income                                     $ 1,897,509           $  4,502,057           $9,399,236
       Statements of Cash Flows

       Years ended December 31,                            1995                  1994                 1993

       Cash Flows From Operations:
       Net income                                     $ 1,897,509          $  4,502,057          $ 9,399,236








         Adjustments to reconcile net income
           to net cash provided by
           operations:
           Undistributed net income of                 (1,470,578)           (2,344,328)          (7,206,582)
             subsidiary

       Decrease (increase) in other assets
         and other liabilities                             12,754               (25,185)             (10,182)

       Net cash provided by operations               $    439,685          $  2,132,544          $ 2,182,472
       Cash Flows From Financing Activities:
         Dividends paid                               $(2,044,056)          $(2,028,617)         $(1,818,094)
         Proceeds from issuance of
           stock                                          347,011               404,889              958,085

       Net cash used by financing
         activities                                   $(1,697,045)          $(1,623,728)         $  (860,009)

       Net (decrease) increase in
         cash                                         $(1,257,360)         $    508,816          $  1,322,463
       Cash at beginning of year                        3,055,353             2,546,537             1,224,074

       Cash at end of year                            $ 1,797,993          $  3,055,353          $  2,546,537


                      NOTE 16:  INTEREST RATE EXCHANGE CONTRACTS

     Results from interest rate swap agreements, exchanging interest rate flows on notional principal amounts for 1995, 1994 and 1993 were as follows:



                                                                                      Net Interest
       Notional                                Interest Rate                        Expense for the
       Principal         Termination       at December 31, 1995                 Years Ended December 31,
       Amount                Date          Paid         Received         1995           1994             1993


       $25,000,000           2/95                 Matured            $  158,671       $1,184,678        $1,081,762
                                           Fixed        Variable
       25,000,000           12/95                 Matured               700,959        1,035,751           948,737
                                           Fixed        Variable
       5,000,000             8/94                 Matured                      -          35,234            32,396
                                           Fixed        Variable
       5,000,000             3/95                 Matured                21,316          142,739           124,975
                                           Fixed        Variable
       5,000,000             7/96          5.63%         5.12%           35,558           88,767            68,052
                                           Fixed        Variable
       15,000,000            3/97          7.36%         5.12%          350,237          522,116           468,825
                                           Fixed        Variable
       10,000,000            7/97          6.18%         5.12%          120,091          231,925           193,092
                                           Fixed        Variable
       15,000,000            6/98          5.44%         5.70%         (152,690)         163,042           150,774

                                                                     $1,232,142       $3,404,252        $3,068,613


     Although interest rate exchange contracts have no book value of principal, SFAS 107 requires disclosure of fair value based upon the cost of terminating these agreements which is estimated to be $628,000 and $203,000 at December 31, 1995 and 1994, respectively.

     Of the variable rates paid to the Bank on the agreements, $30,000,000 are indexed to the FHLB Eleventh District Cost of Funds and the remaining $15,000,000 are indexed to one-month LIBOR.

     On December 30, 1994, the Bank paid a fixed option premium of $255,000 for an interest rate cap agreement in exchange for future interest income on a $30,000,000 national principal amount to the extent that LIBOR exceeds 7.50% and is less than 10%. The agreement expires on December 30, 1997. Amortization of the premium totalled $85,000 in 1995. No amortization of the premium was affected in 1994.

     The fair market value of the interest rate cap agreement was $15,500 and $255,000 on December 31, 1995 and 1994, respectively.

                                NOTE 17:  COMMITMENTS

     The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses in its lending process. As of December 31, 1995 and 1994, the Bank had outstanding commitments to fund or purchase real estate loans in the amount of $12,865,845 and $12,769,252, respectively. Of these, approximately 50% and 66% were for variable rate loans in 1995 and 1994, respectively. The Bank also had a commitment to purchase mortgage pool securities at December 31, 1995 of $1,000,000. The Bank typically sells the major portion of its fixed-rate loan originations to minimize interest rate risk. The Bank generally enters into forward sales of loans or mortgage-backed securities to protect the loans held for sale and loans committed from market pricing losses resulting from rising interest rates. At December 31, 1995, 1994 and 1993, the Bank had outstanding commitments to sell loans and mortgage-backed securities of $9,024,000, $4,297,000 and $30,229,000, respectively to provide this protection for its unsold loans held for sale and committed loans. These commitments are short-term in nature, and the fair value is based on prevailing offering prices in the secondary market for similar loans expected to fund within 30 days. The Bank also had outstanding optional commitments to sell mortgage-backed securities in the amount of $5,000,000 at December 31,1995. The net gains from the resulting loan sales were $211,000, $63,000 and $2,151,000 for 1995, 1994 and 1993, respectively.

     The Bank issues letters of credit relating to its real estate development and real estate development loans. The balance of these commitments was $9,443,000 and $9,058,000 as of December 31, 1995 and 1994. Loans sold with recourse totalled $4,979,016 and $5,100,518 as of December 31, 1995 and 1994, respectively.

     The Board of Directors of the Company has established a quarterly dividend policy. The Board declared cash dividends totalling $.44 in 1995 and 1994. On January 23, 1996, the Board of Directors of the Company declared a regular quarterly dividend of $.11 per share, payable February 15, 1996, to holders of record on February 1, 1996. The total dividend was approximately $513,000.

     Certain properties are leased by the Bank under operating-type leases expiring at various dates through the year 2019. Lease rental expense for 1995, 1994 and 1993 amounted to $518,327, $487,751 and $484,044, respectively.

     The following summarizes, by year, the future minimum rental payments as of December 31, 1995:

       Years Ending December 31      Rental Payments

       1996           $  506,518
       1997              528,846
       1998              535,721
       1999              456,240
       2000              378,287
       2001 and thereafter        4,301,518

                  $6,707,130


                                                 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                                            (Dollars in Thousands)

                                         Selected quarterly results of operations for the years ended
                                         December 31, 1995, 1994, and 1993 are summarized as follows:


                                                                               Income
                                                                               Before
                                                                             Accounting
                                                     Net        Provision      Change
                                     Interest      Interest     for Loan     and Income       Net      Earnings
                                      Income        Income       Losses         Taxes       Income     Per Share

      First quarter 1995             $21,758       $ 7,646       $  265          $ 1,451     $  834       $0.18
      Second quarter 1995             22,614         7,535        1,301           (1,266)      (794)      (0.17)
      Third quarter 1995              23,391         7,990           68            2,625      1,524        0.32
      Fourth quarter 1995             23,365         8,584           -               618        334        0.07
                                     $91,128       $31,755       $1,634          $ 3,428     $1,898       $0.40

      First quarter 1994             $19,073       $ 8,821       $ (221)         $ 3,007     $1,869       $0.40
      Second quarter 1994             19,970         8,952          262            2,476      1,349        0.29
      Third quarter 1994              20,869         8,488          740             (637)       120        0.02
      Fourth quarter 1994             21,215         8,015         (500)           1,972      1,164        0.25
                                     $81,127       $34,276       $  281          $ 6,818     $4,502       $0.96

      First quarter 1993             $19,840       $ 8,908       $  880          $ 3,966     $2,269       $0.50
      Second quarter 1993             20,117         9,414        1,070            4,437      2,509        0.55
      Third quarter 1993              19,765         8,847          250            4,428      2,598        0.56
      Fourth quarter 1993             19,878         9,100          785            4,033      2,023        0.43
                                     $79,600       $36,269       $2,985          $16,864     $9,399       $2.04



     ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       Not applicable.

                                       PART III


     ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

       Information regarding Directors and Officers of California Financial Holding Company is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on May 13, 1996 and incorporated herein by reference.

     ITEM 11.  EXECUTIVE COMPENSATION

       Information regarding Executive Remuneration and Transactions is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on May 13, 1996 and incorporated herein by reference.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding Security Ownership of Certain Beneficial Owners and Management is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on May 13, 1996 and incorporated herein by reference.


     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding Certain Relationships and Related Transactions is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on May 13, 1996 and incorporated herein by reference.

                                       PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       A.  Index to Consolidated Financial Statements

         1.   a.  Independent Auditors' Report
              b. Consolidated Statements of Financial Condition at December 31, 1995 and 1994
              c. Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993
              d. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
              e. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
              f.  Notes to the Consolidated Financial Statements

         2. All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

       B.  Exhibits

         See Exhibit Index on page 134.

       C.  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                   Registrant

          03-25-96                BY: /s/Robert V. Kavanaugh
     ----------------------           ----------------------------------
            DATE                                 ROBERT V. KAVANAUGH
                                           President, Chief Operating Officer

          03-25-96                      BY: /s/JANE R. BUTTERFIELD
     ----------------------                ----------------------------------
            DATE                                 JANE R. BUTTERFIELD
                                           Senior Vice President, Treasurer,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

       Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     BY: /s/DAVID K. REA                                03-25-96
         -----------------------------------      --------------------
         DAVID K. REA, Chairman of the Board             DATE

     BY: /s/ROBERT V. KAVANAUGH                         03-25-96
         -----------------------------------      --------------------
         ROBERT V. KAVANAUGH        Director             DATE

     BY: /s/DENNIS DONALD GEIGER                        03-25-96
         -----------------------------------      --------------------
         DENNIS DONALD GEIGER       Director             DATE

     BY: /s/G. THOMAS EGAN                              03-25-96
         -----------------------------------      --------------------
         G. THOMAS EGAN             Director             DATE

     BY: /s/JERALD KIRSTEN                              03-25-96
         -----------------------------------      --------------------
         JERALD KIRSTEN             Director             DATE

     BY:
         -----------------------------------      --------------------
         GERALD L. BARTON           Director             DATE

     BY: /s/DEAN A. CORTOPASSI                          03-25-96
         -----------------------------------      --------------------

         DEAN A. CORTOPASSI         Director             DATE

                                    EXHIBIT INDEX



       Exhibit No.          Exhibit                                         Page
       -----------          -------                                         ----

       3.1 Certificate of Incorporation of California Financial Holding Company. (Incorporated by reference to Exhibit C to the Prospectus and Proxy Statement filed as part of the Post-Effective Amendment on Form S-8 to the Registration Statement on Form S-4, Registration No. 33-19998 ("Registration Statement").

       3.2                  Bylaws of California Financial Holding
                            Company.

       10.1 Incentive Stock Plan. (Incorporated by reference to Exhibit A to the Prospectus and Proxy Statement files as part of the Registration Statement.)

       10.2 1982 Stockton Savings Incentive Stock Option Plan. (Incorporated by reference to Exhibit B to the Prospectus and Proxy Statement filed as part of the Registration Statement.)

       10.3                 Amendments to the Incentive Stock Plan.
                            (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the
                            Registration Statement.)

       10.4                 Amended and Restated Incentive Stock Plan.
                            (Incorporated by reference to Exhibit 4.4 to post-effective amendment number 1 to the Registration Statement on Form S-8 (Reg. #33-62584) filed on June 25, 1993.)

       10.5 Severance Agreement dated June 21, 1993 between Stockton Savings Bank, FSB ("Stockton Savings") and David K. Rea. (Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1993.)

       10.6 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Robert V. Kavanaugh.

       Exhibit No.          Exhibit                                         Page
       -----------          -------                                         ----

       10.7 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Jane R. Butterfield.

       10.8 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and W. Henry Claussen.

       10.9 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Morris W. Knight.

       10.10                Stockton Savings Bank Executive Compensation
                            Plan.

       10.11                Stockton Savings and Loan Association
                            Directors' Retirement Plan.

       10.12 Stockton Savings Tax Deferred 401(k) Plan-Defined Contribution Plan. (Incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-8
                            (Registration No. 33-96308) filed on August
                            29, 1995.)

       10.13 Stockton Savings Tax Deferred 401(k) Plan - Adoption Agreement #003. (Incorporated by reference to Exhibit 4.1(b) to Post - Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-96308) filed on November 3, 1995.)

       10.14 Amendment dated March 26, 1996, effective as of November 21, 1994, to Severance Agreement dated as of June 21, 1993 between Stockton Savings and David K. Rea.

       21.1                 Subsidiaries of the Registrant.
                            (Incorporated by reference to Item 1.
                            "Business in Subsidiaries and Affiliates in this Form 10-K.)

       23.1                 Consent of KPMG Peat Marwick LLP.

       27                   Financial Data Schedule