Form 10-Q
period 1996-03-31
CALIFORNIA FINANCIAL HOLDING CO
filed 1996-05-14
CIK 828976

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
              (Mark One)
            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1996

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

              CLASS                  OUTSTANDING AT MARCH 31, 1996

       Common Stock, $.01 par value            4,677,615 shares

                                                        Part 1. FINANCIAL INFORMATION
                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                     Consolidated Statement of Condition
                                                                 (unaudited)
                                                                         March 31, 1996   Dec. 31, 1995      March 31, 1995
                                                                        --------------    --------------     --------------
                 Cash, Including Noninterest-Bearing Deposits           $    9,245,266    $   13,162,431     $   11,160,162
                 Interest-Bearing Deposits                                   8,266,395         4,691,615          6,093,121

                 Investments Securities:
                   Securities Available for Sale, at Market                170,932,719       144,144,806         49,629,205
                   Securities Held to Maturity                                    -                 -            52,260,047

                 Mortgage-Backed Securities:
                   Available for Sale, at Market                           103,834,619       117,199,924          6,663,071
                   Held to Maturity                                               -                 -           161,336,585
                 Loans Held for Sale                                         6,863,063        13,153,264          2,734,000
                 Loans Receivable, net of loss reserves of
                  $8,178,214, $8,173,807 and $7,940,500 respectively       959,972,054       942,727,060        957,260,655
                 Less: Loans in Process                                     37,654,694        34,810,024         31,244,582
                                                                        --------------    --------------     --------------
                 Net Loans Receivable                                   $  922,317,360    $  907,917,036     $  926,016,073
                                                                        --------------    --------------     --------------
                 Real Estate Held for Development or Sale,
                  net of allowances of $4,950,658, $6,958,757 and
                  $6,589,776                                            $   10,223,507    $   12,480,183     $   24,910,697
                 Office Property and Equipment                              20,537,533        20,769,858         21,211,083
                 Federal Home Loan Bank Stock                               10,529,900        10,395,200         10,039,300
                 Accrued Interest and Dividends Receivable                   6,416,040         6,092,335          5,431,683
                 Deposit Base Premium                                          768,056         1,058,444          1,929,611
                 Other Assets, net                                           7,633,518         6,519,971          6,195,698
                                                                        --------------    --------------     --------------
                 TOTAL ASSETS                                           $1,277,567,976    $1,257,585,067     $1,285,610,336
                                                                        ==============    ==============     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Liabilities
                 Savings and Checking Accounts                          $  962,928,193    $  960,147,775     $1,003,508,050
                 Advances from FHLB                                        177,500,000       162,500,000        110,000,000
                 Collateralized Mortgage Obligation                          5,985,373         6,462,509          7,609,272
                 Securities Sold Under Agreements to Repurchase             37,506,000        35,408,000         72,997,000
                 Accrued Interest Payable                                    2,124,787         1,181,068          1,629,228
                 Other Liabilities, net                                      5,255,991         6,283,494          5,608,894
                                                                        --------------    --------------     --------------
                 TOTAL LIABILITIES                                      $1,191,300,344    $1,171,982,846     $1,201,352,444










                                                        Part 1. FINANCIAL INFORMATION
                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                     Consolidated Statement of Condition
                                                                 (unaudited)
                                                                         March 31, 1996   Dec. 31, 1995      March 31, 1995
                                                                        --------------    --------------     --------------

                 Stockholders' Equity
                 Serial Preferred Stock, 4,000,000 shares
                  authorized, no shares outstanding                               -                 -                  -
                 Capital Stock, 12,000,000 shares authorized
                  4,677,615, 4,662,779 and 4,639,548 shares
                  outstanding                                           $       46,776    $       46,628     $       46,395
                 Paid in Capital in Excess of Par                           26,718,705        26,553,810         26,304,771
                 Unrealized Loss on Securities Available for Sale,
                   net of tax                                                 (541,095)          998,198           (567,754)
                 Retained Earnings, Substantially Restricted                60,043,246        58,003,585         58,474,480
                                                                        --------------    --------------     --------------
                 TOTAL STOCKHOLDERS' EQUITY                             $   86,267,632    $   85,602,221     $   84,257,892
                                                                        --------------    --------------     --------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,277,567,976    $1,257,585,067     $1,285,610,336
                                                                        ==============    ==============     ==============

                                                    CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                      Consolidated Statements of Income
                                                                 (Unaudited)

                                                                                      For the three months ended:
                                                                                   March 31, 1996    March 31, 1995
                                                                                   --------------    --------------
                         INTEREST INCOME
                         Interest and Fees on Loans                                $  18,948,219     $  17,155,315
                         Interest and Dividends on Investments                         4,628,406         4,602,990
                                                                                   -------------     -------------
                         TOTAL INTEREST INCOME                                     $  23,576,625     $  21,758,305
                                                                                   -------------     -------------
                         INTEREST EXPENSE
                         Interest on Savings                                       $  11,397,806     $  11,603,996
                         Interest on Short-term Borrowings                               427,753           908,730
                         Interest on Long-term Borrowings                              2,526,682         1,691,588
                                                                                   -------------     -------------
                         TOTAL INTEREST EXPENSE                                    $  14,352,241     $  14,204,314
                         Less: Interest Capitalized                                       (8,297)          (92,074)
                                                                                   -------------     -------------
                         NET INTEREST EXPENSE                                      $  14,343,944     $  14,112,240
                                                                                   -------------     -------------
                         NET INTEREST INCOME                                       $   9,232,681     $   7,646,065
                                                                                   -------------     -------------
                         Provision for Loan Losses                                       265,000           265,000
                                                                                   -------------     -------------
                         NET INTEREST INCOME LESS PROVISION FOR LOAN LOSSES        $   8,967,681     $   7,381,065
                                                                                   -------------     -------------
                         OTHER INCOME
                         Gain on sale of:
                           Loans                                                   $     421,426     $      40,175
                           Real Estate Held for Investment or Sale                        39,609           (30,959)
                           Provisions for Losses on Real Estate                          (35,000)          (80,000)
                           Available for Sale Securities, net                            464,233           (20,916)
                         Operating Losses on Foreclosed Real Estate                     (181,676)         (199,095)
                         Loan Servicing Fee Income                                       309,316           374,452
                         Other Fee Income                                              1,036,345           915,683
                         Writedown of Other Assets                                       (40,224)         (497,299)
                         Other Income, net                                               (20,493)            8,935
                                                                                   -------------     -------------
                         TOTAL OTHER INCOME (LOSS)                                 $   1,993,536     $     510,976
                                                                                   -------------     -------------
                         NONINTEREST EXPENSE
                         Compensation and Other Related Benefits                   $   3,027,033     $   3,124,910
                         Occupancy                                                       712,842           727,069
                         Advertising and Promotion                                       210,962           227,779
                         Data Processing                                                 570,170           528,524







                                                    CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                      Consolidated Statements of Income
                                                                 (Unaudited)

                                                                                      For the three months ended:
                                                                                   March 31, 1996    March 31, 1995
                                                                                   --------------    --------------
                         Insurance                                                       780,235           672,335
                         Other                                                           986,244           870,314
                                                                                   -------------     -------------
                         Amortization of Deposit Base Premium                            290,389           290,389
                                                                                   -------------     -------------
                         TOTAL NONINTEREST EXPENSE                                 $   6,577,875     $   6,441,320
                                                                                   -------------     -------------
                         Income Before Taxes                                       $   4,383,342     $   1,450,721
                         Income Tax Expense                                            1,830,772           616,850
                                                                                   -------------     -------------
                         NET INCOME                                                $   2,552,570     $     833,871
                                                                                   =============     =============
                         EARNINGS PER SHARE                                        $        0.54     $        0.18
                                                                                   =============     =============
                         CASH DIVIDENDS PER SHARE                                  $        0.11     $        0.11
                                                                                   =============     =============

                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows
                                                                 (unaudited)
                                                                                           March 31, 1996    March 31, 1995
                                                                                           --------------    --------------
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Income                                                               $   2,552,570     $     833,871
                  Adjustments to Reconcile Net Income to Net Cash Provided by Operating
                  Activities:
                    Amortization of:
                      Loan Premium                                                                80,101               --
                      Deferred Loan Fees                                                        (635,173)         (736,600)
                      Discount Amortization on Mortgage-Backed Bonds                                 --             54,699
                      Deposit Base Premium                                                       290,389           290,389
                    Net (gain) Loss on Sale of:
                      Loans                                                                     (421,426)          (40,175)
                      Real Estate Held for Development or Sale                                   (39,609)           30,959
                    Net (gain) Loss on Securities Activities                                    (464,233)           20,916
                    Provision for Losses on:
                      Loans                                                                      265,000           265,000
                      Real Estate Held for Development or Sale                                    35,000            80,000
                    Depreciation and Amortization                                                654,634           643,158
                    (Decrease) Increase in Income Taxes Payable                                   (9,851)          935,106
                    Net Increase in Accrued Interest Payable                                     943,719            18,588
                    Net Increase in Accrued Interest Receivable                                 (323,705)         (123,600)
                    Mortgage Loans Originated as Held for Sale                               (18,790,852)       (3,802,162)
                    Proceeds from Loans Sold                                                  25,502,479        11,626,248
                    Other, net                                                                (2,178,030)         (809,503)
                                                                                           -------------     -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                $   7,461,013     $   9,286,894
                  CASH FLOWS FROM INVESTING ACTIVITIES:
                    Principal Payments on Loans                                            $  51,241,875     $  34,973,362
                    Mortgage Loans Originated as Held for Investment                         (59,785,856)     ( 48,235,157)
                    Purchase of Loan Participations                                           (6,722,316)       (7,797,216)
                    Maturity and Payments of Securities Held for Investment                          --            499,562
                    Purchase of Securities Available for Sale                                (48,093,325)      (11,292,115)
                    Maturity and Payments of Securities Available for Sale                     7,467,929         1,709,182
                    Sale of Securities Available for Sale                                     26,088,803        10,371,301
                    Purchase of Office Property and Equipment, net                              (422,309)         (742,397)
                    Purchase of FHLB Stock and FHLMC Preferred Stock                            (134,700)       (1,302,400)
                    Investment in Real Estate Held for Development or Sale                      (558,276)       (1,469,362)
                    Proceeds from Sales of Real Estate Held for Development or Sale            1,846,610         1,391,525
                    Proceeds from Sale of Foreclosed Property                                  2,209,097           634,499
                    Other, net                                                                     5,654           686,473
                                                                                           -------------     -------------
                  NET CASH USED IN INVESTING ACTIVITIES                                    $ (26,856,814)    $ (20,572,743)
                  CASH FLOWS FROM FINANCING ACTIVITIES:
                    Net (decrease) Increase in Deposit Accounts                            $    (773,949)    $   7,090,808







                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows
                                                                 (unaudited)
                                                                                           March 31, 1996    March 31, 1995
                                                                                           --------------    --------------
                    Net (decrease) Increase in Checking Accounts                               3,554,367        (4,653,178)
                    Proceeds from FHLB Advances                                              116,300,000         1,000,000
                    Repayments of FHLB Advances                                             (101,300,000)       (1,000,000)
                    Securities Sold Under Agreement to Repurchase, net                         2,098,000         8,019,000
                    Payments on Mortgage-Backed Bonds                                           (477,136)         (343,222)
                    Proceeds from Stock Options Exercised and Dividends Reinvested               165,043            97,739
                    Dividends Paid to Shareholders                                              (512,909)         (509,523)
                                                                                           -------------     -------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      $  19,053,416     $   9,701,624
                  Net Decrease in Cash and Cash Equivalents                                $    (342,385)    $  (1,584,225)
                  Cash and Cash Equivalents at the beginning of the year                      17,854,046        18,837,508
                                                                                           -------------     -------------
                  CASH AND CASH EQUIVALENTS AT MARCH 31                                    $  17,511,661     $  17,253,283
                                                                                           =============     =============
                  Supplemental Disclosures of Cash Flow Information:
                    Interest Paid                                                          $  13,408,522     $  14,185,726
                    Cash Payments of Income Taxes                                                362,740           100,000
                  Supplemental Disclosures of Cash Flow Information:
                    Additions to Real Estate Acquired through Foreclosure                      1,236,146           344,457
                    Unrealized (gains) Losses on Available for Sale Securities                 1,539,293          (618,315)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION

              California Financial Holding Company ("Company") was incorporated in 1988 in the State of Delaware. Its principal asset is Stockton Savings Bank ("Stockton Savings" or "Bank") a wholly-owned subsidiary which has been in existence since 1887. The investment in Stockton Savings is the Company's primary asset with the only other asset consisting of $1.4 million in cash, the result of dividends paid by the Bank to the Company. Because the Bank represents the Company's major asset, discussion in this text will focus primarily on the activities of Stockton Savings.

              Total assets decreased by $8 million over the past year as a result of declines in the balance of real estate held. The components of interest-bearing liabilities changed somewhat as brokered deposits declined by $43 million, and reverse repurchase balances declined by $35.5 million. Federal Home Loan Bank advances, on the other hand, increased by $67.5 million. The Company's total assets have increased by $20 million so far this year. Growth occurred primarily in the loan and investment portfolios and was funded through Federal Home Loan Bank advances.

              Loan origination volume for the first quarter of 1996 totalled $78.6 million compared to volume of $60.0 million for the first three months of 1995. Increases in refinance activity due to the lower rate environment as well as increases in construction originations were responsible for most of the improvement in volume. Construction loan volume was up $15 million or 75% while refinance activity increased by $11 million or 61%.

              A breakout of lending volume by type is shown below for the periods indicated:
                                Originations through
                                       March 31
                                    (in millions)

                                                     1996       1995
               Short-term construction loans       $  33.8     $  19.3
               Permanent fixed-rate loans             30.0         4.4
               Permanent adjustable-rate loans        14.8        36.3
                                                   -------     -------
               TOTAL ORIGINATIONS                  $  78.6     $  60.0
                                                   =======     =======

              The reduced interest rate environment also led to increases in the origination of permanent fixed-rate loan originations relative to adjustable-rate mortgages. Historically, adjustable-rate mortgages have been more popular in periods of rising interest rates, due particularly to attractive start rates offered on this product. Alternatively, fixed-rate mortgages have been more popular in low rate environments as the borrower seeks to lock in a low fixed rate. The Bank has traditionally retained most adjustable-rate product in portfolio and sold most permanent fixed-rate mortgages in an effort to limit exposure to the interest rate risk inherent in the balance sheet. Loan sale activity of $25.5 million in the current quarter was up significantly from the $11.6 million in sales recorded in the first quarter of 1995, primarily due to the increase in fixed-rate mortgages originated this year.

              The recent increase in rates may lead to a decline in refinance activity and possibly future loan origination volume. Alternatively, the volume of adjustable-rate originations may increase with a corresponding decrease in fixed-rate originations.


              The balance of real estate held for development or sale has declined by $14.7 million from a year ago and by $2.2 million in the current year. Real estate held by the Bank at quarter-end consisted of $5.0 million in real estate owned through foreclosure and $5.2 million in real estate held for investment purposes. The Bank is currently in the process of disposing of its real estate investments due to regulatory constraints. As a result, the balance has declined steadily over the past several years. It is anticipated that the Bank will be out of its real estate investments by the end of 1996.

              The balance of real estate owned through the foreclosure process has declined by $5.3 million from a year ago, which is a reflection of the overall decline in troubled assets. (See "Asset Quality" for further discussion.)

              A breakdown of the Bank's portfolio of real estate held is shown below as of the dates indicated:
                          Real Estate Held for Development
                                    or Sale, net
                                   (in thousands)

                                             3/31/96     12/31/95     3/31/95
        Real estate owned through          $   5,010    $   5,977   $  10,280
          foreclosure                          5,214        6,503      14,631
        Real estate held for               ---------    ---------   ---------
          development                      $  10,224    $  12,480   $  24,911
                                           =========    =========   =========
        TOTAL

              Effective January 1, 1994, the Bank implemented FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires that debt and equity securities be classified as either held to maturity, available for sale or held for trading. The pronouncement severely restricts the transfer of assets between classifications. In August 1995, the Bank made a decision to restructure its balance sheet by selling $31 million in fixed-rate mortgage-backed securities. As a result, the Bank's entire investment portfolio, that was originally classified as held for investment, was redesignated as available for sale as of September 1995. At March 31, 1996, the investment portfolio was adjusted to market value with the after-tax net loss of $541,000 shown as an adjustment to stockholder's equity.

              The amortized cost and estimated market values of investment and mortgage-backed securities as of March 31, 1996 are as follows:

                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                 COST            GAINS           LOSSES       MARKET VALUE

       AVAILABLE FOR SALE:

       Investment securities:
       U.S. Government & Agency Securities      $ 44,420,358    $     54,786    $   280,888    $ 44,194,256
       CMO'S                                     124,146,365         600,899      1,410,069     123,337,195
       Other securities                            3,452,650           1,219         52,601       3,401,268
                                                ------------    ------------    -----------    ------------
       Total investment securities              $172,019,373    $    656,904    $ 1,743,558    $170,932,719
                                                ------------    ------------    -----------    ------------
       Mortgage-backed securities:
       FHLMC                                    $ 67,306,822    $    754,147    $   439,321    $ 67,621,648
       FNMA                                       34,441,425         159,405         12,665      34,588,165
       FHA Title One                               2,467,631               0        842,825       1,624,806
                                                ------------    ------------    -----------    ------------
       Total mortgage-backed securities:        $104,215,878    $    913,552    $ 1,294,811    $103,834,619
                                                ------------    ------------    -----------    ------------
       Total available for sale portfolio       $276,235,251    $  1,570,456    $ 3,038,369    $274,767,338
                                                ------------    ------------    -----------    ------------

                      NOTE:  Above adjustments are on a pre-tax basis.




     RESULTS OF OPERATIONS

              The Company earned $2.6 million or $.54 per share for the first three months of 1996 compared to earnings of $834,000 or $.18 per share for the first three months of 1995.

              Improved earnings in the current quarter over last year's first quarter can be attributed to increased margins, increased gains taken on the sale of assets and steady noninterest expense.

              The table below breaks out the components of the Bank's margin and spread for the periods indicated:

     <CAPTION
                                                Average for the quarter     *Weighted average as of
                                                     ended Mar. 31                  Mar. 31
                                                ----------------------     ------------------------

                                                                 Basis-                      Basis-
                                                                  point                      point
                                                1996     1995    change     1996    1995     change
                                                ----     ----    ------     ----    ----     ------

       Yield on interest-earning assets:
         Loan portfolio yield                   8.23%    7.44%    0.79%    7.98%    7.16%    0.82%
         Yield on marketable investments        6.59     6.31     0.28     6.58     6.59    (0.01)
         Weighted yield on assets               7.84     7.17     0.67     7.64     7.03     0.61

       Cost of funds:
         Cost of deposits                       4.74%    4.63%    0.11%    4.68%    4.78%   (0.10)%
         FHLB advances & other borrowings       5.97     5.92     0.05     5.81     6.05     0.24
         Weighted cost of funds                 4.95     4.79     0.16     4.89     4.99     0.10
       Interest rate spread                     2.90%    2.38%    0.52%    2.75%    2.05%    0.70%

       Net yield on interest-earning assets     3.07%    2.52%    0.55%    2.90%    2.13%    0.77%
               * Does not consider the effect of amortization of loan fees.

              Improved net interest income in the current quarter relative to the first quarter of 1995 was primarily the result of increasing yields on the loan portfolio as well as an improvement in the level of average interest-earning assets to average interest-bearing liabilities.

              Loan interest income increased by roughly $1.8 million for the first three months of 1996 compared to 1995. A 79-basis point increase in the average yield on the loan portfolio in the current year was completely responsible for the earnings improvement as the average balance of loans outstanding remained flat between the two periods. The upward repricing on 6-month adjustable-rate mortgages indexed to COFI was primarily responsible for the improved yield this year compared to the previous year.

              The steady increase in COFI during 1995, combined with the increase in starting rates on new adjustable product added to the portfolio, added 8-10 basis points to the Bank's loan portfolio yield on a monthly basis since the first quarter of 1995. Yields on the COFI portfolio should begin to level out with the recent decline in the Index.

              Investment interest income remained fairly flat between the two periods as the impact of a 28-basis point increase in average yield was offset by the impact of a $10.9 million decline in the average balance of investments outstanding.

              Net interest expense increased only slightly in the current quarter compared to the first quarter of 1995. The impact of a slight increase in the average cost of funds was generally offset by a decline in the balance of average interest-bearing liabilities outstanding. Interest expense on deposits decreased by $206,000 compared to the first quarter of 1995. An 11-basis point increase in the overall cost of deposits, reflected in a $276,000 increase in expense was more than offset by a $41.7 million decline in the average balance of deposits outstanding. The balance of deposits has declined due to the maturing of $32 million in brokered funds as well as to a conscious effort by the Bank to price deposits less competitively in an effort to reduce interest expense.

              The Bank's deposit costs include the negative impact of interest rate swaps. The swaps are structured for the Bank to pay a fixed amount of interest on a notional principal amount and to receive a variable amount of interest indexed to COFI on the same notional amount. This structure is designed to act as a hedge in periods of rising interest rates. As a result, as the general interest rate environment increases, the Bank receives a benefit from the swaps while the reverse holds true in periods of falling rates. It should be noted that since the swaps are tied to COFI, which is a lagging index, the impact of any changes in the index will lag the general interest rate market, thereby providing a lagging benefit in periods of rising interest rates with the reverse holding true in falling rate environments. The swaps added $119,000 to interest expense in 1996 compared to $564,000 for the first three months of 1995. The decline in the impact of interest rate swaps on deposit expense this year is due to the higher COFI rate this year as well as to the maturity in 1995 of $55 million in high-costing swaps.

              Interest costs on borrowings increased by $354,000 this year compared to the first three months of 1995. A $22.5 million increase in the average balance of borrowings outstanding on a year to date basis added $332,000 to interest expense in the current year compared to the first three months of 1995. The average borrowing balances increased on a year-to-date basis to replace the decline in brokered deposits. Borrowing costs increased only minimally in the current year, having virtually no impact on interest expense.

              Interest rate spreads are expected to continue to widen in the second quarter as asset yields remain fairly constant while a significant amount of higher-costing deposits mature and are replaced by lower-costing funds.

              The Bank's average margin continued to exceed average spread by 17 basis points in the current quarter. The Bank's success in reducing its level of nonperforming assets over the past year as well as the increased sell-off of real estate held for development purposes has provided the improvement from the first quarter of 1995 when average margin exceeded average spread by 14 basis points.

              Loan loss provisions established during the quarter totaled $265,000 which was consistent with the level of loan loss provisions established in the first quarter of 1995 and reflects the current stabilized to improving real estate market.

              Noninterest income of $2.0 million was reported for the quarter compared to noninterest income of $511,000 reported in the first quarter of 1995. Noninterest income has increased in the current year due to increases in loan sale gains as well as gains recognized on the sale of investments.

              In the first quarter of 1996, the Bank implemented FASB Statement of Financial Accounting Standards No. 122 (SFAS 122) which requires that the rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. Implementation of SFAS 122 requires the recognition of a servicing asset (and thus, income) at the point of sale of a loan and therefore has the impact of increasing income compared to what would have been recognized had implementation not occurred. Servicing gains recognized in the first quarter of 1996 totalled $318,000, representing 1.25% of total loan sale gains recorded. The bank used market prices under comparable servicing sale contracts to value the servicing asset, when available. In the absence of available market prices, a present value calculation model was utilized to compute the present value of future cash flows of the servicing rights based upon current assumptions including: costs of servicing the loans, the discount rate, prepayment speeds, float value and default rates. Servicing fee income was reduced by $64,000 in the first quarter to reflect declines in value on the servicing asset. The calculation of impairment was derived utilizing the same methods as described above for computing the original servicing asset by segregating the asset portfolio into major risk categories, predominately property type, loan term and interest rate. Recording the servicing asset at the point of sale will be reflected in reduced servicing fee income in future periods.

              The bank sold roughly $26.1 million in investments classified as available for sale in the first quarter, recognizing net gains of $464,000. A majority of investments sold consisted of 15-year fixed-rate mortgage-backed securities. The sale was done in order to reduce balance sheet sensitivity to rising rates.

              Other income was reduced in the first quarter of 1995 due to $476,000 in writedowns taken on FHA Title I Securities. Only minimal writedowns have occurred in the current year.

              Fee income is expected to remain relatively consistent for the remainder of the year. The level of loan sale gains will be heavily dependent on the volume of fixed-rate loans originated as well as on the volatility and level of interest rates.

              Noninterest expense increased by $137,000 this year compared to the first three months of 1995 or by roughly 2% with no material changes in expense noted in any one area. Current expense levels are expected to continue for the remainder of the year.

              The effective tax rate for the first three months of 1996 was 41.8% compared to a rate of 42.5% for the first three months of 1995. The lower rate this year is due to the higher level of income in the current year combined with a flat tax paid to the state of Delaware.


     ASSET QUALITY

              The Bank continued to maintain its level of nonperforming assets in the current quarter relative to the fourth quarter of 1995. Nonperforming assets were down significantly from the first quarter of 1995.

              Detail on nonperforming assets is shown in the table below for the dates indicated:

                                         Nonperforming Assets
                                            (in thousands)

                                                March 31, 1996   Dec. 31, 1995    March 31, 1995

       Loans 90 days or more delinquent             $   6,129        $  4,559          $  8,563
       Troubled debt restructurings                     6,605           6,965            14,235
       Real estate owned through foreclosure            5,010           5,977            11,395
                                                    ---------        --------          --------
       Net nonperforming assets                     $  17,744        $ 17,501          $ 34,193
                                                    =========        ========          ========
       Nonperforming assets/Total assets                 1.39%           1.39%             2.66%

              As indicated above, the level of nonperforming assets has decreased by roughly $16.4 million from the prior year. Non- performing assets as a percentage of total assets was 1.39% at quarter end compared to 2.66% a year ago.

              Nonperforming assets as of March 31, 1996 consisted of the following asset types:

                    Nonperforming Assets by Type
                           (in thousands)
                           March 31, 1996

       Commercial and multi-family real estate      $   1,456
       Construction                                     2,314
       1-4 family homes                                10,555
       Land                                             3,419
                                                    ---------
                                                    $  17,744
                                                    =========

              All types of nonperforming assets have declined with the exception of 1-4 family residences which have represented a majority of the new nonperforming assets added.

              By policy, the Bank does not accrue interest on loans that are 90 days or more delinquent. Interest on troubled debt restructurings is recorded on a cash basis only. Foregone interest on nonperforming loans through the first three months of 1996 totaled $366,000. Life-to-date unrecorded interest on these same loans totaled $2.5 million through quarter-end. A total of $46,000 in interest income has been recorded on these loans so far this year.

              Troubled debt restructurings represent loans that have been modified, usually as a result of financial difficulties experienced by the borrower, to terms that are more favorable than what would normally be offered. These modifications usually involve either a reduction in rates to below market, capitalization of interest due or the requirement that monthly payments equate to the level of cashflow on the underlying property. The Bank's largest restructured assets are three construction loans originated during the peak of real estate values totalling $5.9 million. The underlying properties have experienced a significant decline in value and the borrowers have limited financial resources. A majority of the restructured speculative development loans are in some stage of delinquency.

              At quarter-end, $2.9 million in restructured debt was more than 90 days delinquent. The restructured debt total above does not include $763,000 in interest that has been capitalized but has not been recognized in income. An additional $356,000 in interest on these loans has been accrued at quarter-end but not included in income.

              The Bank's level of loan loss reserves has declined since a year ago. The level of loss reserves outstanding at any point in time is largely dependent on the amount and type of loans outstanding, level of classified and nonperforming loans and historical loss experience.

              The following table identifies the Bank's loan loss reserves at March 31, 1996 by loan type:

                                                        Reserves        Percent of loans
                                                     (in thousands)     in each category
                                                       at 3/31/96        to total loans

       1-4 family permanent loans                           $  2,397          76.8%
       Multi-family loans                                      1,158           3.9
       Commercial real estate loans                            2,300           5.8
       Land, construction and development loans                2,323          13.5
                                                            --------         -----
       TOTAL                                                $  8,178         100.0%
                                                            ========         =====

              Although total loan loss reserves have declined by $267,000 from a year ago, the level of loss reserves to nonperforming assets has increased from 20.5% to 37.9%.

              Activity in the allowances for both loans and real estate for the first three months of 1996 is summarized below:

                                    Loss Reserves
                                    (in thousands)

                                                Loans      Real Estate
              Balance, December 31, 1995     $   8,174       $   6,959
              Provision for losses                 265              35
              Charge-offs                         (261)         (2,043)
              Recoveries                            --              --
                                             ---------       ---------
              Balance, March 31, 1996        $   8,178       $   4,951
                                             =========       =========

              The Bank is required by regulation to classify and monitor all assets exhibiting a defined weakness. The Bank's level of classified assets is summarized in the following table for the dates indicated:


                                  Classified Assets
                                    (in thousands)
                                        as of
                                  3/31/96     12/31/95     3/31/95

                  Substandard      $ 36/116   $ 37/841     $ 59,776
                  Doubtful               --         --           --
                  Loss                4,942      6,370        3,949
                                   --------   --------     --------
                  TOTAL            $ 41,058   $ 44,211     $ 63,725
                                   ========   ========     ========

              The level of total classified assets declined by $22.7 million from the previous year due primarily to the improved performance of a $5 million troubled debt restructuring and the reduced balances of foreclosed real estate and real estate held for development purposes. The level of assets classified as "loss" increased by $1.0 million as a result of the significant reserves established on real estate investments in the second quarter of 1995.

              It is anticipated that the level of classified assets will continue to decline due to the projected liquidation of the Bank's portfolio of real estate held for investment purposes as well as escrowed sales on foreclosed properties.


     INTEREST RATE SENSITIVITY

              The Bank's balance sheet has historically been exposed to some level of interest rate risk in a rising rate environment as most of its assets have been in the form of long-term, fixed-rate mortgages or lagging-index adjustable loans which were funded with short-term, frequently repricing deposits. During the past year, a concerted effort has been made to portfolio more adjustable-rate loans, sell off fixed-rate loans and investments as well as purchase current index floating-rate investments. Restructuring also occurred on the liability side as deposit maturities were lengthened and additional long-term fixed-rate advances were added. In addition, the Bank has become less competitive in the pricing of its deposit base, which should further reduce the level of sensitivity to changing rates. This effort has helped in reducing interest rate exposure in rising rate environments. The interest rate protection received from floating-rate assets is somewhat limited by lifetime rate caps which would take effect in high-rate environments. Similarly, benefits derived from current-index adjustable-rate mortgages are limited by periodic and lifetime interest rate caps as well as by one year average repricing periods. The level of fixed-rate loans and mortgage-backed securities declined by $78 million from the previous year while adjustable rate assets increased by $81 million.

              In order to restructure the balance sheet, the Bank sold $31 million of fixed-rate mortgage-backed securities in the second quarter of 1995, using the cash to repay short-term borrowings. The securities had been designated as held for investment purposes and the sale "tainted" the Bank's remaining investment portfolio requiring the reclassification of the remaining investment portfolio to available for sale. Since that time, an additional $27 million in fixed-rate mortgage-backed securities have been sold, further reducing the Bank's volatility to rising rates.


     LIQUIDITY AND CAPITAL RESOURCES

              The Bank is required by regulation to maintain cash and certain short-term eligible investments equal to 5% of the average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar month. At March 31, 1996, this liquidity ratio was 6.18%.

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

              As of March 31, 1996, the Bank had $66 million in collateral still available for short-term reverse repurchase agreements. These agreements are generally utilized on a short-term basis to meet daily operating needs. However, beginning in 1994, Bank management initiated a balance sheet growth strategy incorporating the use of these short-term borrowings on a longer-term basis. For a further discussion of this strategy, see "Interest Rate Sensitivity". Additional short-term cash needs can also be met through the use of a line of credit with the FHLB. At quarter-end, approximately $144 million was still available through this borrowing source.


     REGULATION

              Under the Financial Institutions Reform, Recovery and Enforcement Act signed into law on August 9, 1989, financial institutions are required to meet three primary capital requirements: a tangible capital requirement, a core capital requirement and a risk-based capital requirement.

              Tangible capital is defined as common stock, retained earnings, noncumulative preferred stock less certain intangibles and a specified phase-out of certain real estate and equity investments and must equal at least 1.5% of tangible assets. Core capital is defined as tangible capital plus certain intangibles and must equal at least 3% of tangible assets. Risk-based capital is core capital plus supplementary capital, which includes general loan loss reserves up to 1.25% of risk-weighted assets and must equal at least 8% of risk-weighted assets.

              The Bank's regulatory capital position at March 31, 1996 is set forth in the following schedule:

                            Regulatory capital position
                                   (in thousands)

                                           Tangible      Core      Risk-based
       Book capital                        $ 84,900    $ 84,900     $ 84,900
       Unrealized losses on securities          541         541          541
       Real estate investment deduction      (3,660)     (3,660)      (3,660)
       Intangible deduction                    (768)       (768)        (768)
       Loan loss reserves                        --          --        6,733
       Nonqualifying equity investments          --          --       (1,124)
       Miscellaneous                            (26)        (26)         (26)
                                           --------    --------     --------
         Net regulatory capital            $ 80,987    $ 80,987     $ 86,596
       Minimum required                      19,250      38,500       56,020
                                           --------    --------     --------
         Excess over minimum               $ 61,737    $ 42,487     $ 30,576
                                           ========    ========     ========
       Excess over "well capitalized"      $ 76,819       N/A       $ 16,571
                                           ========                 ========
       Capital Ratio                           6.31%       6.31%       12.37%

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

              The Bank is currently considered "well capitalized" under applicable regulatory definitions which has a positive impact on the level of deposit insurance premiums assessed and provides the Bank additional operating flexibility. The "well capitalized" designation requires that an institution's total risk-based capital to risk-weighted assets exceed 10%, its Tier 1 risk-based capital ratio (which is similar to the total risk-based ratio but excludes the inclusion of general loan loss reserves) exceed 6% of risk-weighted assets, and its core capital ratio exceed 5% of total adjusted assets. At March 31, 1996, the Bank's total risk-based capital, Tier 1 risk-based and core ratios were 12.37%, 11.57% and 6.31%, respectively.

              Currently, as part of a statutory phase-out schedule, 60% of loans to and investments in subsidiaries invested in real estate development must be deducted from regulatory capital. At March 31, 1996, the Bank's fully phased-in, total risk-based capital ratio (deducting all $8.7 million in subsidiary investments) was 12.05%, $28.4 million above the 8% minimum requirement and $14.4 million above the 10% requirement to be considered "well capitalized". Based on the above and the Bank's current strategy to accelerate the sale of real estate held for investment purposes, it is not anticipated that the Bank will have any problems in meeting the final phase-out requirement, scheduled to take effect on July

     1, 1996, at which time the phase-out percentage will increase from the current 60% to 100% of loans to and investments in subsidiaries.

              On August 31, 1993, the OTS issued a final rule that a savings association's risk-based capital requirement would be based, in part, on the level of its exposure to interest rate risk. However, the initial effective date of the regulation has been postponed indefinitely. Under this rule, an association with a greater than normal level of interest rate risk is subject to an "add on" to its risk-based capital requirements. This "add on" equals 50% of the decline in the market value of the association's assets that would result from either a 200-basis point increase or a 200-basis point decrease in market interest rates, whichever results in a greater decline. Management believes that, if the interest rate risk regulation had been effective as of March 31, 1996, it would not have reduced the amount of the Bank's risk-based capital available to meet its risk-based capital requirement.

              The Treasury Department, the OTS, and the Federal Deposit Insurance Corporation have all recommended to Congress that institutions with SAIF-assessable deposits pay a special assessment in an amount sufficient to capitalize the SAIF. SAIF capitalization legislation is currently pending in Congress. If enacted, it is estimated that SAIF-insured institutions such as the Bank would be charged approximately 80 basis points on all deposits outstanding as of March 31, 1995. This assessment would approximate $8.1 million for the Bank, assuming the foregoing assessment rate and measurement date. The Treasury Department has stated that the amount of such special assessment would be fully deductible for federal corporate income tax purposes by SAIF-insured institutions. Thus, if the above described legislation is enacted, it is anticipated to have an estimated $5 million negative impact on the Bank's earnings in the year of enactment. Going forward, however, the level of SAIF premiums would be expected to drop significantly.

              In addition, pursuant to identical provisions recently passed by both the House of Representatives and the Senate, savings institutions such as the Bank would receive, subject to a number of conditions, a "fresh start" with respect to the potential recapture of certain tax bad debt reserves. The merging of the funds may affect the Bank's competitive environment by facilitating consolidation between the banking and thrift sectors.

              No assurance can be given as to the ultimate resolution of the legislative matters described in the previous two paragraphs. However, even after the payment of a special assessment of the magnitude described above, the Bank would still be classified as well capitalized under the relevant total risk-based capital, Tier 1 capital and core capital tests, based on its regulatory capital positions at March 31, 1996.

                             PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

           NONE


     ITEM 2.  CHANGES IN SECURITIES

           NONE


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           NONE


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE


     ITEM 5.  OTHER INFORMATION

           NONE


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

		27	Financial Data Schedule

     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1996

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


                               CALIFORNIA FINANCIAL HOLDING COMPANY
                               ____________________________________
                                            Registrant


          DATE:  May 9, 1996        BY: /s/   ROBERT V. KAVANAUGH
                                   ________________________________
                                    ROBERT V. KAVANAUGH
                                    President, Chief Operating Officer




          DATE:  May 9, 1996        BY: /s/   JANE R. BUTTERFIELD
                                   ________________________________
                                    JANE R. BUTTERFIELD
                                    Senior Vice President, Treasurer,
                                     Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)