Form 10-Q
period 1996-06-30
CALIFORNIA FINANCIAL HOLDING CO
filed 1996-08-14
CIK 828976

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
              (Mark One)
            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1996

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

              CLASS                  OUTSTANDING AT JUNE 30, 1996

       Common Stock, $.01 par value            4,688,652 shares

                                                        Part 1. FINANCIAL INFORMATION
                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                     Consolidated Statement of Condition
                                                                 (unaudited)
                                                                         June 30, 1996     Dec. 31, 1995      June 30, 1995
                                                                        --------------    --------------     --------------
                 Cash, Including Non-interest-Bearing Deposits          $   15,490,703    $   13,162,431     $   15,957,784
                 Interest-Bearing Deposits                                   4,383,456         4,691,615          6,760,294

                 Investments Securities:
                   Securities Available for Sale, at Market                194,919,536       144,144,806         46,748,470
                   Securities Held to Maturity                                    -                 -            64,977,539

                 Mortgage-Backed Securities:
                   Available for Sale, at Market                           108,565,363       117,199,924          6,326,844
                   Held to Maturity                                               -                 -           156,321,654
                 Loans Held for Sale                                        11,420,000        13,153,264         26,579,639
                 Loans Receivable, net of loss reserves of
                  $7,464,864, $8,173,807 and $8,986,700 respectively       980,260,314       942,727,060        945,929,716
                 Less: Loans in Process                                     46,426,612        34,810,024         30,300,554
                                                                        --------------    --------------     --------------
                 Net Loans Receivable                                   $  933,833,702    $  907,917,036     $  915,629,162
                                                                        --------------    --------------     --------------
                 Real Estate Held for Development or Sale,
                  net of allowances of $3,125,853, $6,958,757 and
                  $9,369,095 respectively                               $    6,108,865    $   12,480,183     $   18,859,645
                 Office Property and Equipment                              20,624,627        20,769,858         21,037,215
                 Federal Home Loan Bank Stock                               13,300,000        10,395,200         10,139,200
                 Accrued Interest and Dividends Receivable                   7,373,904         6,092,335          5,948,471
                 Deposit Base Premium                                          492,737         1,058,444          1,639,222
                 Other Assets, net                                          10,664,874         6,519,971          8,362,160
                                                                        --------------    --------------     --------------
                 TOTAL ASSETS                                           $1,327,177,767    $1,257,585,067     $1,305,287,299
                                                                        ==============    ==============     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Liabilities
                 Savings and Checking Accounts                          $  946,631,911    $  960,147,775     $  996,594,461
                 Advances from FHLB                                        266,000,000       162,500,000        115,000,000
                 Collateralized Mortgage Obligation                          5,780,111         6,462,509          7,270,070
                 Securities Sold Under Agreements to Repurchase             13,063,000        35,408,000         95,571,000
                 Accrued Interest Payable                                    2,337,718         1,181,068          2,081,357
                 Other Liabilities, net                                      6,441,099         6,283,494          5,292,200
                                                                        --------------    --------------     --------------
                 TOTAL LIABILITIES                                      $1,240,253,839    $1,171,982,846     $1,221,809,088










                                                        Part 1. FINANCIAL INFORMATION
                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                     Consolidated Statement of Condition
                                                                 (unaudited)
                                                                         June 30, 1996     Dec. 31, 1995      June 30, 1995
                                                                        --------------    --------------     --------------

                 Stockholders' Equity
                 Serial Preferred Stock, 4,000,000 shares
                  authorized, no shares outstanding                               -                 -                  -
                 Capital Stock, 12,000,000 shares authorized
                  4,688,652, 4,662,779 and 4,646,160 shares
                  outstanding                                           $       46,887    $       46,628     $       46,462
                 Paid in Capital in Excess of Par                           26,861,320        26,553,810         26,375,383
                 Unrealized Loss on Securities Available for Sale,
                   net of tax                                               (2,410,660)          998,198           (113,418)
                 Retained Earnings, Substantially Restricted                62,426,381        58,003,585         57,169,784
                                                                        --------------    --------------     --------------
                 TOTAL STOCKHOLDERS' EQUITY                             $   86,923,928    $   85,602,221     $   83,478,211
                                                                        --------------    --------------     --------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,327,177,767    $1,257,585,067     $1,305,287,299
                                                                        ==============    ==============     ==============

                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                       Consolidated Statements of Income
                                                                  (Unaudited)

                                                                For the three months ended:      For the six months ended:
                                                             June 30, 1996    June 30, 1995      June 30, 1996   June 30, 1995
                                                             -------------    --------------     -------------   -------------
               INTEREST INCOME
               Interest and Fees on Loans                    $ 19,487,952     $  17,959,198      $ 38,436,171    $ 35,114,512
               Interest and Dividends on Investments            5,327,012         4,655,188         9,955,418       9,258,179
                                                             ------------     -------------      ------------    ------------
               TOTAL INTEREST INCOME                         $ 24,814,964     $  22,614,386      $ 48,391,589    $ 44,372,691
                                                             ------------     -------------      ------------    ------------
               INTEREST EXPENSE
               Interest on Savings                           $ 10,875,372     $  12,093,312      $ 22,273,178    $ 23,697,308
               Interest on Short-term Borrowings                  438,560         1,134,944           866,314       2,043,675
               Interest on Long-term Borrowings                 3,323,168         1,878,959         5,849,849       3,570,546
                                                             ------------     -------------      ------------    ------------
               TOTAL INTEREST EXPENSE                        $ 14,637,100     $  15,107,215      $ 28,989,341    $ 29,311,529
               Less: Interest Capitalized                          (2,189)          (27,780)          (10,487)       (119,853)
                                                             ------------     -------------      ------------    ------------
               NET INTEREST EXPENSE                          $ 14,634,911     $  15,079,435      $ 28,978,854    $ 29,191,676
                                                             ------------     -------------      ------------    ------------
               NET INTEREST INCOME                           $ 10,180,053     $   7,534,951      $ 19,412,735    $ 15,181,015
                                                             ------------     -------------      ------------    ------------
               Provision for Loan Losses                          256,000         1,301,200           521,000       1,566,200
                                                             ------------     -------------      ------------    ------------
               NET INTEREST INCOME LESS PROVISION FOR
               LOAN LOSSES                                   $  9,924,053     $   6,233,751      $ 18,891,735    $ 13,614,815
                                                             ------------     -------------      ------------    ------------
               OTHER INCOME
               Gain on sale of:
                 Loans                                       $    389,053     $      28,684      $    810,478    $     68,860
                 Real Estate Held for Investment or Sale          167,251           (40,290)          206,860         (71,248)
                 Provisions for Losses on Real Estate            (156,000)       (3,465,324)         (191,000)     (3,545,324)
                 Available for Sale Securities, net               107,778               --            572,011         (20,916)
               Operating Losses on Foreclosed Real Estate        (122,084)         (166,825)         (303,761)       (365,920)
               Loan Servicing Fee Income                          325,335           371,271           634,651         745,723
               Other Fee Income                                 1,101,055           945,001         2,137,400       1,860,685
               Write down of Other Assets                         (83,234)          (58,190)         (123,458)       (555,489)
               Other Income, net                                  (69,366)          (56,497)          (89.858)        (47,564)
                                                             ------------     -------------      ------------    ------------
               TOTAL OTHER INCOME (LOSS)                     $  1,659,788     $  (2,442,170)     $  3,653,323    $ (1,931,193)
                                                             ------------     -------------      ------------    ------------
               NON-INTEREST EXPENSE
               Compensation and Other Related Benefits       $  2,993,669     $   1,473,856      $  6,020,702    $  4,598,766
               Occupancy                                          731,514           787,922         1,444,356       1,514,991
               Advertising and Promotion                          340,334           312,652           551,296         540,431







                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                       Consolidated Statements of Income
                                                                  (Unaudited)

                                                                For the three months ended:      For the six months ended:
                                                             June 30, 1996    June 30, 1995      June 30, 1996   June 30, 1995
                                                             -------------    --------------     -------------   -------------
               Data Processing                                    482,980           541,113         1,053,150       1,069,637
               Insurance                                          757,192           669,783         1,537,427       1,342,117
               Other general & administrative expense           1,018,848           982,319         2,005,092       1,852,634
                                                             ------------     -------------      ------------    ------------
               Total general & administrative expense        $  6,324,537     $   4,767,645      $ 12,612,023    $ 10,918,576
               Amortization of Deposit Base Premium               275,319           290,289           565,708         580,778
                                                             -------------    -------------      ------------    ------------
               TOTAL NON-INTEREST EXPENSE                    $  6,599,856     $   5,058,034      $ 13,177,731    $ 11,499,354
                                                             ------------     -------------      ------------    ------------
               Income Before Taxes                           $  4,983,985     $  (1,266,453)     $  9,367,327    $    184,268
               Income Tax Expense                               2,086,189          (472,048)        3,916,961         144,802
                                                             ------------     -------------      ------------    ------------
               NET INCOME                                    $  2,897,796     $    (794,405)     $  5,450,366    $     39,466
                                                             ============     =============      ============    ============
               EARNINGS PER SHARE                            $       0.60     $       (0.17)     $       1.14    $       0.01
                                                             ============     =============      ============    ============
               CASH DIVIDENDS PER SHARE                      $       0.11     $        0.11      $       0.22    $       0.22
                                                             ============     =============      ============    ============

                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows
                                                                 (unaudited)
                                                                                               For the six months ended:
                                                                                           June 30, 1996    June 30, 1995
                                                                                           -------------    -------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net Income                                                                $   5,450,366    $      39,466
                 Adjustments to Reconcile Net Income to Net Cash Provided by Operating
                 Activities:
                   Amortization of:
                     Loan Premium                                                                146,947              --
                     Deferred Loan Fees                                                       (1,299,566)      (1,407,424)
                     Discount Amortization on Mortgage-Backed Bonds                                    0           85,456
                     Deposit Base Premium                                                        565,708          580,778
                   Net (Gain) Loss on Sale of:
                     Loans                                                                      (810,478)         (68,860)
                     Real Estate Held for Development or Sale                                   (206,860)          71,248
                   Net (Gain) Loss on Securities Activities                                     (572,011)          20,916
                   Provision for Losses on:
                     Loans                                                                       521,000        1,566,200
                     Real Estate Held for Development or Sale                                    191,000        3,545,324
                   Depreciation and Amortization                                               1,207,961        1,291,405
                   Decrease in Income Taxes Payable                                           (2,157,521)        (458,518)
                   Net Increase in Accrued Interest Payable                                    1,156,650          470,717
                   Net Increase in Accrued Interest Receivable                                (1,281,569)        (640,388)
                   Mortgage Loans Originated as Held for Sale                                (50,649,451)     (43,065,454)
                   Proceeds from Loans Sold                                                   53,193,193       19,210,083
                   Other, net                                                                 (1,782,031)      (2,669,455)
                                                                                                            -------------
                                                                                           -------------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $   3,673,338    $ (21,428,506)
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Principal Payments on Loans                                             $ 114,516,696    $  80,582,312
                   Mortgage Loans Originated as Held for Investment                         (125,296,195)     (84,401,052)
                   Purchase of Loan Participations                                           (16,748,426)        (599,629)
                   Purchase of securities held for investment                                        --       (20,490,708)
                   Maturity and Payments of Securities Held for Investment                           --        11,387,412
                   Purchase of Securities Available for Sale                                 (91,235,231)     (13,054,612)
                   Maturity and Payments of Securities Available for Sale                     12,202,287        5,871,557
                   Sale of Securities Available for Sale                                      34,055,928       11,679,886
                   Purchase of Office Property and Equipment, net                             (1,062,730)      (1,216,776)
                   Purchase of FHLB Stock and FHLMC Preferred Stock                           (2,904,800)      (1,402,300)
                   Investment in Real Estate Held for Development or Sale                       (776,382)      (3,517,426)
                   Proceeds from Sales of Real Estate Held for Development or Sale             5,804,289        3,040,530
                   Proceeds from Sale of Foreclosed Property                                   3,749,096        5,926,189
                   Other, net                                                                   (194,694)       1,911,477
                                                                                           -------------    -------------







                                                     CALIFORNIA FINANCIAL HOLDING COMPANY
                                                               AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows
                                                                 (unaudited)
                                                                                               For the six months ended:
                                                                                           June 30, 1996    June 30, 1995
                                                                                           -------------    -------------
                 NET CASH USED IN INVESTING ACTIVITIES                                     $ (67,890,162)   $  (4,243,140)
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Net (Decrease) Increase in Deposit Accounts                             $ (13,607,464)   $   1,361,024
                   Net Increase (Decrease) in Checking Accounts                                   91,600       (5,836,983)
                   Proceeds from FHLB Advances                                               249,800,000       66,300,000
                   Repayments of FHLB Advances                                              (146,300,000)     (61,300,000)
                   Securities Sold Under Agreement to Repurchase, net                        (22,345,000)      30,593,000
                   Payments on Mortgage-Backed Bonds                                            (682,398)        (713,181)
                   Proceeds from Stock Options Exercised and Dividends Reinvested                307,769          168,418
                   Dividends Paid to Shareholders                                             (1,027,570)      (1,020,062)
                                                                                           -------------    -------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 $  66,236,937    $  29,552,216
                 Net Increase in Cash and Cash Equivalents                                 $   2,020,113    $   3,880,570
                 Cash and Cash Equivalents at the beginning of the year                       17,854,046       18,837,508
                                                                                           -------------    -------------
                 CASH AND CASH EQUIVALENTS AT JUNE 30                                      $  19,874,159    $  22,718,078
                                                                                           =============    =============
                 Supplemental Disclosures of Cash Flow Information:
                   Interest Paid                                                           $  27,832,691    $  28,840,812
                   Cash Payments of Income Taxes                                               3,546,613        1,410,060
                 Supplemental Disclosures of Cash Flow Information:
                   Additions to Real Estate Acquired through Foreclosure                       2,389,825      2,691,649

                   Unrealized (gains) Losses on Available for Sale Securities                  3,408,858     (1,072,651)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION

              California Financial Holding Company ("Company") was incorporated in 1988 in the State of Delaware. Its principal asset is Stockton Savings Bank ("Stockton Savings" or "Bank") a wholly-owned subsidiary which has been in existence since 1887. The investment in Stockton Savings is the Company's primary asset with the only other asset consisting of $1.5 million in cash, the result of dividends paid by the Bank to the Company. Because the Bank represents the Company's major asset, discussion in this text will focus primarily on the activities of Stockton Savings.

              Total assets increased by $21.9 million over the past year as a result of increases in loans and investments outstanding somewhat offset by declines in the balance of real estate held. The components of interest-bearing liabilities changed somewhat as brokered deposits of $31 million outstanding at June 30, 1995 were paid off by June 30, 1996 and reverse repurchase balances declined by $82.5 million. Federal Home Loan Bank advances, on the other hand, increased by $151 million. The Company's total assets have increased by $69.6 million so far this year. Growth occurred primarily in the loan and investment portfolios and was funded through Federal Home Loan Bank advances.

              Loan origination volume for the first half of 1996 totaled $175.9 million compared to volume of $127.5 million for the first six months of 1995. Increases in subdivision construction originations were responsible for most of the improvement in volume. Construction loan volume was up $36.6 million or 79% from the previous year.

              A breakout of lending volume by type is shown below for the periods indicated:
                                Originations through
                                       June 30
                                    (in millions)

                                                      1996       1995
               Short-term construction loans        $ 83.1      $ 46.5
               Permanent fixed-rate loans             58.7        18.7
               Permanent adjustable-rate loans        34.1        62.3
                                                    ------      ------
               TOTAL ORIGINATIONS                   $175.9      $127.5
                                                    ======      ======



              The reduced interest rate environment early in 1996 led to increases in the origination of permanent fixed-rate loan originations relative to adjustable-rate mortgages. Historically, adjustable-rate mortgages have been more popular in periods of rising interest rates, due particularly to attractive start rates offered on this product. Alternatively, fixed-rate mortgages have been more popular in low rate environments as the borrower seeks to lock in a low fixed rate. The Bank has traditionally retained most adjustable-rate product in portfolio and sold most permanent fixed-rate mortgages in an effort to limit exposure to rising interest rates. Loan sale activity of $53.2 million in the current year was up significantly from the $19.2 million in sales recorded in the first half of 1995, primarily due to the increase in fixed-rate mortgages originated this year.

              The recent increase in rates has lead to a decline in refinance activity and possibly future loan origination volume. Alternatively, the volume of adjustable-rate originations may increase with a corresponding decrease in fixed-rate originations.

              The balance of real estate held for development or sale has declined by $12.8 million from a year ago and by $6.4 million in the current year. Real estate held by the Bank at quarter-end consisted of $4.6 million in real estate owned through foreclosure and $1.5 million in real estate held for investment purposes. The Bank is currently in the process of disposing of its real estate investments due to regulatory constraints. As a result, the balance has declined steadily over the past several years. It is anticipated that the Bank will be out of its real estate investments by the end of 1996.

              The balance of real estate owned through the foreclosure process has declined by $2.6 million from a year ago, which is a reflection of the overall decline in troubled assets. (See "Asset Quality" for further discussion.)

              A breakdown of the Bank's portfolio of real estate held is shown below as of the dates indicated:

                             Real Estate Held for Development
                                       or Sale, net
                                      (in thousands)

                                                   6/30/96    12/31/95       6/30/95
       Real estate owned through foreclosure       $ 4,623   $   5,977     $   7,212
       Real estate held for development              1,486       6,503        11,648
                                                 ---------   ---------     ---------
       TOTAL                                     $   6,109   $  12,480      $ 18,860
                                                 =========   =========     =========



              Effective January 1, 1994, the Bank implemented FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires that debt and equity securities be classified as either held to maturity, available for sale or held for trading. The pronouncement severely restricts the transfer of assets between classifications. In August 1995, the Bank made a decision to restructure its balance sheet by selling $31 million in fixed-rate mortgage-backed securities. As a result, the Bank's entire investment portfolio, that was originally classified as held for investment, was redesignated as available for sale as of September 1995. At June 30, 1996, the investment portfolio was adjusted to market value with the after-tax net loss of $2.4 million shown as an adjustment to stockholder's equity.

              The amortized cost and estimated market values of investment and mortgage-backed securities as of June 30, 1996 are as follows:

                                               AMORTIZED       GROSS           GROSS          ESTIMATED
                                               COST            UNREALIZED      UNREALIZED     MARKET VALUE
                                                               GAINS           LOSSES

       AVAILABLE FOR SALE:

       Investment securities:
       U.S. Government & Agency Securities      $ 46,563,257    $     21,055    $   565,958    $ 46,018,354
       CMO'S                                     145,806,643         474,189      2,079,745     144,201,087
       Other securities                            4,730,157               0         30,062       4,700,095
                                                ------------    ------------    -----------    ------------
       Total investment securities              $197,100,057    $    495,244    $ 2,675,765    $194,919,536
                                                ------------    ------------    -----------    ------------
       Mortgage-backed securities:
       FHLMC                                    $ 64,723,899    $    289,529    $   923,241    $ 64,090,187
       FNMA                                       33,583,493               0        424,351      33,159,142
       GNMA                                       10,033,988               0        146,836       9,887,152
       FHA Title One                               2,294,483               0        865,601       1,428,882
                                                ------------    ------------    -----------    ------------
       Total mortgage-backed securities:        $110,635,863    $    289,529    $ 2,360,029    $108,565,363
                                                ------------    ------------    -----------    ------------
       Total available for sale portfolio       $307,735,920    $    784,773    $ 5,035,794    $303,484,899
                                                ------------    ------------    -----------    ------------


                      NOTE:  Above adjustments are on a pre-tax basis.

     RESULTS OF OPERATIONS

              The Company earned $2.9 million or $.60 per share for the second quarter of 1996 compared to recording a loss of $794,000 or $.17 per share for the like quarter of 1995.

              Improved earnings in the current quarter and year to date over last year's second quarter and year to date can be attributed to increased margins, reduced loss provisions established on real estate investment and increased gains on asset sales.

              The table below breaks out the components of the Bank's margin and spread for the periods indicated:

                                              Average for the quarter       Average for the six       *Weighted average as of
                                                   ended June 30           months ended June 30               June 30

                                                               Basis-                     Basis                        Basis
                                                               Point                      Point                        Point
                                              1996    1995     Change    1996     1995    Change     1996     1995     Change
       Yield on interest-earning assets:
         Loan portfolio yield                8.35%    7.67%    0.68%     8.29%     7.56%    0.73%    8.00%    7.44%    0.56%
         Yield on marketable investments     6.67     6.53     0.14      6.63      6.53     0.10     6.71     6.58     0.13
         Weighted yield on assets            7.92     7.41     0.51      7.88      7.32     0.56     7.67     7.24     0.43

       Cost of funds:
         Cost of deposits                    4.56%    4.86%    (0.30)%   4.65%     4.74%  (0.09)%    4.52     4.91%   (0.39)%
         FHLB advances & other borrowings    5.88     6.15     (0.27)    5.92      6.04   (0.12)     5.81     6.17    (0.36)
         Weighted cost of funds              4.84     5.05     (0.21)    4.89      4.93   (0.04)     4.83     5.16    (0.33)




       Interest rate spread                  3.08%    2.36%     0.72%    2.99%     2.39%   0.60%     2.84%    2.08%    0.76%

       Net yield on interest-earning         3.25%    2.47%     0.78%    3.16%     2.50%   0.66%     2.98%    2.17%    0.81%
       assets

               * Does not consider the effect of amortization of loan fees.

              Improved net interest income in the current year relative to the first six months of 1995 was primarily the result of increasing yields on the loan portfolio, decreasing cost of funds, increases in the balance of assets outstanding as well as an improvement in the level of average interest-earning assets to average interest-bearing liabilities.

              Loan interest income increased by roughly $1.5 million for the second quarter of 1996 compared to 1995. A 68-basis point increase in the average yield on the loan portfolio in the second quarter of the current year was completely responsible for the earnings improvement as the average balance of loans outstanding remained flat between the two periods. On a year to date basis, loan interest income increased by $3.3 million relative to the prior year again primarily the result of a 73-basis point increase in yield on the loan portfolio. The upward repricing on 6-month adjustable-rate mortgages indexed to COFI was primarily responsible for the improved yield this year compared to the previous year.

              The steady increase in COFI during 1995, combined with the repricing on teaser rate loans originated in 1995, added 7-9 basis points to the Bank's loan portfolio yield on a monthly basis since the second quarter of 1995. Yields on the COFI portfolio have begun to level out with the recent decline in the Index.

              Investment interest income increased by $672,000 this quarter relative to the second quarter of 1995 and by $697,000 on a year to date basis compared to the first six months of 1995. In both cases, interest income has increased due primarily to an increase in the average balance of investments outstanding. In the latter part of the first quarter of 1996, the Bank purchased $48.1 million in securities. The securities consisted primarily of adjustable rate collateralized mortgage obligations indexed to LIBOR or CMT that reprice monthly.

              Net interest expense decreased by $213,000 for the six month period compared to the same period in 1995 and decreased by $445,000 for the second quarter of 1996 relative to the same period in 1995. A decline in the average cost of funds for both the three and six month periods was entirely responsible for the expense decrease as average interest-bearing liabilities were relatively flat for the six months of 1996 relative to 1995 and actually increased by $17.7 million in the second quarter compared to the same quarter in 1995.

              Interest expense on deposits decreased by $1.2 million for the second quarter of 1996 and by $1.4 million on a year to date basis relative to the same periods last year.

              The average balance of deposits outstanding decreased by $42.1 million and $41.9 million in the second quarter and on a year-to-date basis, respectively. Brokered deposits of $31 million matured in the first quarter of 1996, accounting for most of the decrease. Declines in the balance of regular certificate accounts have also occurred as a result of the Bank pricing less competitively this year in an effort to reduce future interest costs. The decline in average savings balances reduced expense by $505,000 and $980,000 for the quarter and on a year to date basis respectively.

              The Bank s deposit costs include the negative impact of interest rate swaps. The swaps are structured for the Bank to pay a fixed amount of interest on a notional principal amount and to receive a variable amount of interest indexed to COFI on the same notional amount. This structure is designed to act as a hedge in period of rising interest rates. As a result, as the general interest rate environment increases, the Bank receives a benefit from the swaps while the reverse holds true in periods of falling rates. It should be noted that since the swaps are tied to COFI, which is a lagging index, the impact of any changes in the index will lag the general interest rate market, thereby providing a lagging benefit in periods of rising interest rates with the reverse holding true in falling rate environments. The swaps added $238,000 to interest expense in 1996 compared to $865,000 for the first six months of 1995. The decline in the impact of interest rate swaps on deposit expense this year is due to the higher COFI rate this year as well as to the maturity in 1995 of $55 million in high-costing swaps.

              Declines in the cost of savings of 30 basis points for the quarter and 9 basis points for the first six months of 1996 relative to the prior year reduced savings interest expense by $737,000 and $444,000, respectively. Excluding the cost of interest rate swaps, the average cost of deposits was down 23 basis points this quarter compared to the second quarter of 1995 and actually up 3 basis points for the six month period, relative to the same time frame last year. The impact of rising interest rates in 1995 was not reflected in the Bank s deposit costs until the second quarter of that year. Therefore, average costs for the first six months of 1995 were relatively low compared to the current year.
     Likewise, the drop in interest rates that occurred in the later part of 1995 and early 1996 were not reflected in deposit costs until the second quarter of this year, indicating a positive trend in deposit costs this quarter relative to the second quarter of 1995.

              Borrowing costs increased by $748,000 for the quarter and $1.1 million for the six months of 1996 relative to the prior year. Increased costs were entirely the result of borrowing growth that occurred between the two years. The average balance of borrowings outstanding for the second quarter was $59.8 million higher than the second quarter of last year and $41.2 million higher for the first six months of this year relative to 1995. The increase in average borrowings outstanding in the current year was the result of asset growth, particularly in the second quarter as well as to replace the runoff of brokered funds.

              Interest rate spreads are expected to stabilize for the remainder of the year, reflecting stabilized deposit costs and a flat COFI index.

              The Bank's average margin continued to exceed average spread by 17 basis points in the current quarter and on a year-to-date basis. The Bank's success in reducing its level of nonperforming assets over the past year, as well as the increased sell-off of real estate held for development purposes, has provided the improvement from 1995 when average margin exceeded average spread by 11 basis points both on a quarterly and on a year-to-date basis.

              Loan loss provisions established during the quarter totaled $256,000 which were consistent with the level of loan loss provisions established in the first quarter of 1996 and reflect the current stabilized to improving real estate market.

              Noninterest income of $1.7 million was reported for the quarter compared to noninterest losses of $2.4 million reported in the second quarter of 1995. Noninterest income for the six month period was $3.7 million compared to a year-to-date loss of $1.9 million reported in 1995. Losses of $3.5 million on real estate were reported in the second quarter of 1995, explaining most of the earnings shortfall in that quarter. Noninterest income has also increased on a quarterly as well as year-to-date basis in the current year due to increases in loan sale gains and gains recognized on the sale of investments.

              In the first quarter of 1996, the Bank implemented Statement of Financial Accounting Standards No. 122 (SFAS 122) which requires that the rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. Implementation of SFAS 122 requires the recognition of a servicing asset (and thus, income) at the point of sale of a loan and therefore has the impact of increasing income compared to what would have been recognized had implementation not occurred. Servicing gains recognized in the second quarter of 1996 totaled $477,000, representing 122% of total loan sale gains recorded. On a year to date basis, servicing gains of $655,000 have been reported. A present value calculation model was utilized to compute the present value of future cash flows of the servicing rights based upon current assumptions including: costs of servicing the loans, the discount rate, prepayment speeds, float value and delinquency rates. Servicing fee income was reduced by $67,000 in the second quarter and by $147,000 on a year to date basis to reflect declines in value on the servicing asset. The calculation of impairment was derived utilizing the same methods as described above for computing the original servicing asset by segregating the asset portfolio into major risk categories, predominately property type, loan term and interest rate. Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.

              The bank sold roughly $26.1 million in investments classified as available for sale in the first quarter, recognizing net gains of $464,000. A majority of investments sold consisted of 15-year fixed-rate mortgage-backed securities. The sale was done in order to reduce balance sheet sensitivity to rising rates. Miscellaneous sales occurred in the second quarter totaling $8.0 million with additional gains of $108,000 recognized.

              Other income was further reduced in 1995 due to $476,000 in writedowns taken on FHA Title I Securities. Additional writedowns of $100,000 have occurred in the current year.

              Fee income of $2.1 million has been recorded through the second quarter of 1996, up 14.9% compared to fees of $1.9 million reported in the like period of 1995. An increased number of checking accounts and corresponding fees are responsible for earnings improvement.

              Fee income is expected to remain relatively consistent for the remainder of the year. The level of loan sale gains will be heavily dependent on the volume of fixed-rate loans originated as well as on the volatility and level of interest rates. No material writedowns of real estate are expected in the current year as the balance of real estate investments has been reduced significantly.

              Noninterest expense increased by $1.7 million this year compared to the first six months of 1995. The Company recorded a one-time $1.3 million reversal of pension expense in 1995, understating expense for that period. Excluding that adjustment, general and administrative expense actually increased by only 3.3%. The increase is primarily due to the accrual of a bonus and 401k contribution in the current year. No such accrual was made in 1995.

              The effective tax rate for the six months of 1996 was 41.8% compared to a rate of 78.6% for the first six months of 1995. The higher rate last year is due to the low level of income last year combined with a minimum tax paid to the state of Delaware.


     ASSET QUALITY

              The Bank has steadily reduced its level of nonperforming assets in the current quarter relative to year-end 1995. Nonperforming assets were down significantly from June 30, 1995.

              Detail on nonperforming assets is shown in the table below for the dates indicated:

                                         Nonperforming Assets
                                            (in thousands)

                                                June 30, 1996    Dec. 31, 1995    June 30, 1995
       Loans 90 days or more delinquent             $   6,221        $  4,559           $ 6,359
       Troubled debt restructurings                     5,880           6,965             7,623
       Real estate owned through foreclosure            4,623           5,977             7,726
                                                    ---------        --------          --------
       Net nonperforming assets                      $ 16,724        $ 17,501          $ 21,708
                                                    =========        ========          ========
       Nonperforming assets/Total assets                 1.26%           1.39%             1.66%



              As indicated above, the level of nonperforming assets has decreased by roughly $5.0 million from the prior year. Non-performing assets as a percentage of total assets was 1.26% at quarter-end compared to 1.66% a year ago.

              Nonperforming assets as of quarter-end consisted of the following asset types:
                    Nonperforming Assets by Type
                           (in thousands)
                           June 30, 1996

       Commercial and multi-family real estate      $   1,529
       Construction                                     2,242
       1-4 family homes                                 9,975
       Land                                             2,978
                                                    ---------
                                                    $  16,724
                                                    =========

              All types of nonperforming assets have declined over the past year with the exception of 1-4 family residences which have represented a majority of the new nonperforming assets added.

              By policy, the Bank does not accrue interest on loans that are 90 days or more delinquent. Interest on troubled debt restructurings is recorded on a cash basis only. Foregone interest on nonperforming loans through the first six months of 1996 totaled $451,000. Life-to-date unrecorded interest on these same loans totaled $2.2 million through quarter-end. A total of $146,000 in interest income has been recorded on these loans so far this year.

              Troubled debt restructurings represent loans that have been modified, usually as a result of financial difficulties experienced by the borrower, to terms that are more favorable than what would normally be offered. These modifications usually involve either a reduction in rates to below market, capitalization of interest due, or the requirement that monthly payments equate to the level of cashflow on the underlying property. The Bank's largest restructured assets are two construction loans totaling $5.4 million originated during the peak of real estate values. The underlying properties have experienced a significant decline in value and the borrowers have limited financial resources. A majority of the restructured speculative development loans are in some stage of delinquency.

              At quarter-end, $2.9 million of the $5.9 million in restructured debt was more than 90 days delinquent. The restructured debt total above does not include $808,000 in interest that has been capitalized but has not been recognized in income. An additional $285,000 in interest on these loans has been accrued at quarter-end but not included in income.

              The Bank's level of loan loss reserves has declined since a year ago as a large number of loans with specific reserves has been charged-off. The level of loss reserves outstanding at any point in time is largely dependent on the amount and type of loans outstanding, level of classified and nonperforming loans and historical loss experience.

              The following table identifies the Bank's loan loss reserves at June 30, 1996 by loan type:

                                                          Reserves         Percent of loans
                                                       (in thousands)      in each category
                                                         at 6/30/96         to total loans

       1-4 family permanent loans                               $ 2,368          75.3%
       Multi-family loans                                         1,118           3.9
       Commercial real estate loans                               2,213           6.0
       Land, construction and development loans                   1,766          14.8
       TOTAL                                                   --------         -----
                                                                $ 7,465         100.0%
                                                               ========         =====

              Although total reserves have declined by $1.5 million from a year ago, the level of such loss reserves to nonperforming assets has increased from 36.0% to 39.3%.

              Activity in the allowances for both loans and real estate for the first six months of 1996 is summarized below:



                            Loss Reserves
                             (in thousands)

                                        Loans      Real Estate

       Balance, December 31, 1995     $   8,174      $   6,959
       Provision for losses                 521            191
       Charge-offs                       (1,230)        (4,024)
       Recoveries                            --             --
                                      ---------      ---------
       Balance, June 30, 1996         $   7,465      $   3,126
                                      =========      =========

              The Bank is required by regulation to classify and monitor all assets exhibiting a defined weakness. The Bank's level of classified assets is summarized in the following table for the dates indicated:

                       Classified Assets
                        (in thousands)
                             as of

                       6/30/96    12/31/95     6/30/95
       Substandard     $ 32,436    $ 37,841     $ 56,844
       Doubtful              --          --           --
       Loss               5,001       6,370        6,237
                       --------    --------     --------
       TOTAL           $ 37,437    $ 44,211     $ 63,081
                       ========    ========     ========

              The level of total classified assets declined by $25.6 million from the previous year due primarily to the improved performance of a $5 million troubled debt restructuring and the reduced balances of foreclosed real estate and real estate held for development purposes. The level of assets classified as "loss" decreased by $1.2 million as a result of the sales in real estate that occurred over the past year.

              It is anticipated that the level of classified assets will continue to decline due to the projected liquidation of the Bank's portfolio of real estate held for investment purposes as well as escrowed sales on foreclosed properties.


     INTEREST RATE SENSITIVITY

              The Bank's balance sheet has historically been exposed to some level of interest rate risk in a rising rate environment as most of its assets have been in the form of long-term, fixed-rate mortgages or lagging-index adjustable loans which are funded with short-term, frequently repricing deposits. During the past year, a concerted effort has been made to portfolio more adjustable-rate loans, sell off fixed-rate loans and investments as well as purchase current-index floating-rate investments. Restructuring also occurred on the liability side as deposit maturities were lengthened and additional long-term fixed-rate advances were added. In addition, the Bank has become less competitive in the pricing of its deposit base, which has further reduced the level of sensitivity to changing rates. The interest rate protection received from floating-rate assets is somewhat limited by lifetime rate caps which would take effect in high-rate environments. Similarly, benefits derived from current-index adjustable-rate mortgages are limited by periodic and lifetime interest rate caps as well as by one year average repricing periods. The level of fixed-rate loans and mortgage-backed securities declined by $73 million from the previous year while adjustable rate assets increased by $71 million.

              In order to restructure the balance sheet, the Bank sold $31 million of fixed-rate mortgage-backed securities in the third quarter of 1995, using the cash to repay short-term borrowings. The securities had been designated as held for investment purposes and the sale "tainted" the

     Bank's remaining investment portfolio, requiring the reclassification of the remaining investment portfolio to available for sale. Since that time, an additional $27 million in fixed-rate mortgage-backed securities have been sold, further reducing the Bank's volatility to rising rates.


     LIQUIDITY AND CAPITAL RESOURCES

              The Bank is required by regulation to maintain cash and certain short-term eligible investments equal to 5% of the average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar month. At June 30, 1996, this liquidity ratio was 6.04%.

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

              As of June 30, 1996, the Bank had $64 million in collateral still available for short-term reverse repurchase agreements. These agreements are generally utilized on a short-term basis to meet daily operating needs. Additional short-term cash needs can also be met through the use of a line of credit with the FHLB. At quarter-end, approximately $67 million was still available through this borrowing source.


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

              The Bank's regulatory capital position at June 30, 1996 is set forth in the following schedule:

                             Regulatory capital position
                                    (in thousands)

                                            Tangible      Core      Risk-based
       Book capital                         $ 85,397    $ 85,397     $ 85,397
       Unrealized losses on securities         2,411       2,411        2,411
       Real estate investment deduction       (1,372)     (1,372)      (1,372)
       Intangible deduction                     (493)       (493)        (493)
       Loan loss reserves                         --          --        6,581
       Miscellaneous                             (52)        (52)         (52)
                                            --------    --------     --------
         Net regulatory capital             $ 85,891    $ 85,891     $ 92,472
       Minimum required                       19,994      39,989       58,271
                                            --------    --------     --------
         Excess over minimum                $ 65,897    $ 45,902     $ 34,201
                                            ========    ========     ========
       Excess over "well capitalized"       $ 19,243       N/A       $ 19,633
                                            ========                 ========
       Capital Ratio                            6.44%       6.44%       12.70%

              There are several adjustments made to the level of capital reported on a financial basis as compared to capital reported on a regulatory basis. Certain intangible assets such as core deposit premiums are excluded from regulatory capital. In addition, any investments in non-includable subsidiaries are also deducted from capital, subject to a phase-out rule. Any adjustments made to capital due to the mark to market of the available for sale portfolio are also excluded from capital.

              The Bank is currently considered "well capitalized" under applicable regulatory definitions which has a positive impact on the level of deposit insurance premiums assessed and provides the Bank additional operating flexibility. The "well capitalized" designation requires that an institution's total risk-based capital to risk-weighted assets exceed 10%, its Tier 1 risk-based capital ratio (which is similar to the total risk-based ratio but excludes the inclusion of general loan loss reserves) exceed 6% of risk-weighted assets, and its core capital ratio exceed 5% of total adjusted assets. At June 30, 1996, the Bank's total risk-based capital, Tier 1 risk-based and core ratios were 12.70%, 11.79% and 6.44%, respectively.

              Currently, as part of a statutory phase-out schedule, 60% of loans to and investments in subsidiaries invested in real estate development must be deducted from regulatory capital. At June 30, 1996, the Bank's fully phased-in, total risk-based capital ratio (deducting all $2.3 million in subsidiary investments) was 12.58%, $33.3 million above the 8% minimum requirement and $18.4 million above the 10% requirement to be considered "well capitalized". Based on the above, the Bank will not have any problems in meeting the final phase-out requirement, scheduled to take effect on July 1, 1996, at which time the phase-out percentage will increase from the current 60% to 100% of loans to and investments in subsidiaries.

              On August 31, 1993, the OTS issued a final rule that a savings association's risk-based capital requirement would be based, in part, on the level of its exposure to interest rate risk. However, the initial effective date of the regulation has been postponed indefinitely. Under this rule, an association with a greater than normal level of interest rate risk is subject to an "add on" to its risk-based capital requirements. This "add on" equals 50% of the decline in the market value of the association's assets that would result from either a 200-basis point increase or a 200-basis point decrease in market interest rates, whichever results in a greater decline. Management believes that, if the interest rate risk regulation had been effective as of June 30, 1996, it would not have materially reduced the amount of the Bank's risk-based capital available to meet its risk-based capital requirement.

              The Treasury Department, the OTS, and the Federal Deposit Insurance Corporation have all recommended to Congress that institutions with SAIF-assessable deposits pay a special assessment in an amount sufficient to capitalize the SAIF. SAIF capitalization legislation is currently pending in Congress. If enacted, it is estimated that SAIF-insured institutions such as the Bank would be charged between 60 and 65 basis points on all deposits outstanding as of March 31, 1995. This assessment would approximate $6.6 million for the Bank, assuming the foregoing assessment rate and measurement date. The Treasury Department has stated that the amount of such special assessment would be fully deductible for federal corporate income tax purposes by SAIF-insured institutions. Thus, if the above described legislation is enacted, it is anticipated to have an estimated $3.9 million negative impact on the Bank's earnings in the year of payment. Going forward, however, the level of SAIF premiums would be expected to drop very significantly.

              In addition, pursuant to identical provisions recently passed by both the House of Representatives and the Senate and expected to be signed by the President, savings institutions such as the Bank would receive, subject to a number of conditions, a "fresh start" with respect to the potential recapture of certain tax bad debt reserves. However, certain other reserves would be required to be treated as taxable income over a six-year period beginning in 1996, which may be delayed up to two years if a savings association meets a newly developed mortgage originations test. Beginning in 1996, savings associations will become subject to the same federal income tax treatment as commercial banks with the same levels of total assets. This legislation would eliminate the long-standing tax impediments to savings association conversions to commercial bank charters and should lower the after-tax cost of bank acquisitions of savings associations and the conversion or merger of these associations into commercial banks.

              No assurance can be given as to the ultimate resolution of the legislative matters described in the previous two paragraphs. However, even after the payment of a special assessment of the magnitude described above, the Bank would still be classified as well capitalized under the relevant total risk-based capital, Tier 1 capital and core capital tests, based on its regulatory capital positions at June 30, 1996.

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

           NONE


     ITEM 5.  OTHER INFORMATION

           NONE


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

                      27   Financial Data Schedule

     (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

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


                               CALIFORNIA FINANCIAL HOLDING COMPANY
                               ____________________________________
                                            Registrant


          DATE: August 13, 1996     BY: /s/   ROBERT V. KAVANAUGH
                                   ________________________________
                                    ROBERT V. KAVANAUGH
                                    President, Chief Operating Officer




          DATE: August 13, 1996     BY: /s/   JANE R. BUTTERFIELD
                                   ________________________________
                                    JANE R. BUTTERFIELD
                                    Senior Vice President, Treasurer,
                                     Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)