Form 10-Q
period 1996-09-30
CALIFORNIA FINANCIAL HOLDING CO
filed 1996-11-14
CIK 828976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    (Mark One)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended SEPTEMBER 30, 1996

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

         CLASS                  OUTSTANDING AT SEPTEMBER 30, 1996

  Common Stock, $.01 par value            4,720,970 shares


                          Part 1. FINANCIAL INFORMATION
                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                       Consolidated Statement of Condition
                                   (unaudited)
                                                            Sept. 30, 1996         Dec. 31, 1995        Sept. 30, 1995
                                                            --------------        --------------        --------------
Cash, including non-interest-bearing deposits               $    6,071,492        $   13,162,431        $    9,540,517
Interest-bearing deposits                                        1,673,054             4,691,615            11,071,947

Investments securities:
  Securities available for sale, at market                     203,341,342           144,144,806           120,160,755
Mortgage-Backed Securities:
  Available for sale, at market                                 106,189,512          117,199,924           138,510,291

 Loans held for sale, at lower of cost or market                 7,696,647            13,153,264             6,412,805
Loans receivable, net of loss reserves of
 $7,393,076, $8,173,801 and $8,952,000 respectively            995,660,130           942,727,060           954,906,524
Less: loans in process                                          42,305,763            34,810,024            38,363,676
                                                            --------------        --------------        --------------
Net loans receivable                                        $  953,354,367        $  907,917,036        $  916,542,848
                                                            --------------        --------------        --------------
Real estate held for development or sale,
 net of loss reserves of $3,102,853, $6,958,757 and
 $6,393,418 respectively                                    $    7,160,580        $   12,480,183        $   15,457,511
Office property and equipment                                   21,041,861            20,769,858            20,613,135
Federal Home Loan Bank stock                                    13,468,700            10,395,200            10,258,800
Accrued interest and dividends receivable                        7,265,054             6,092,335             6,044,213
Deposit base premium                                               247,557             1,058,444             1,348,833
Other assets, net                                               11,867,746             6,519,971             7,390,111
                                                            --------------        --------------        --------------

TOTAL ASSETS                                                $1,339,377,912        $1,257,585,067        $1,263,351,766
                                                            ==============        ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Savings and checking accounts                               $  937,211,601        $  960,147,775        $  983,717,108
Advances from FHLB                                             266,300,000           162,500,000           121,000,000
Collateralized mortgage obligation                                    --               6,462,509             6,966,252
Securities sold under agreements to repurchase                  33,955,000            35,408,000            59,807,000
Accrued interest payable                                         2,173,923             1,181,068             1,772,127
Other liabilities, net                                          13,262,682             6,283,494             6,006,658
                                                            --------------        --------------        --------------
TOTAL LIABILITIES                                           $1,252,903,206        $1,171,982,846        $1,179,269,145

Stockholders' Equity
Serial preferred stock, 4,000,000 shares
 authorized, no shares outstanding                                    -                     -                     -
Capital stock, 12,000,000 shares authorized
 4,720,970, 4,662,779 and 4,659,031 shares
 outstanding                                                $       47,210        $       46,628        $       46,590
Paid in capital in excess of par                                27,259,296            26,553,810            26,499,563
Unrealized (loss) gain on securities available for
 sale, net of tax                                               (1,698,446)              998,198              (646,177)
Retained earnings, substantially restricted                     60,866,646            58,003,585            58,182,645
                                                            --------------        --------------        --------------
TOTAL STOCKHOLDERS' EQUITY                                  $   86,474,706        $   85,602,221        $   84,082,621
                                                            --------------        --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,339,377,912        $1,257,585,067        $1,263,351,766
                                                            ==============        ==============        ==============

                                       -2-





                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          For the three months ended:         For the nine months ended:
                                                   Sept. 30, 1996       Sept. 30, 1995        Sept. 30, 1996       Sept. 30, 1995
                                                   --------------       --------------        --------------       --------------
INTEREST INCOME
Interest and fees on loans                         $  19,749,784        $  18,548,677         $  58,185,955        $  53,663,189
Interest and dividends on investments                  5,404,444            4,842,069            15,359,862           14,100,247
                                                   -------------        -------------         -------------        -------------
TOTAL INTEREST INCOME                              $  25,154,228        $  23,390,746         $  73,545,817        $  67,763,436
                                                   -------------        -------------         -------------        -------------
INTEREST EXPENSE
Interest on savings                                $  10,651,685        $  12,283,277         $  32,924,863        $  35,980,585
Interest on short-term borrowings                        257,469            1,217,613             1,123,783            3,261,288
Interest on long-term borrowings                       3,921,240            1,925,780             9,771,090            5,496,326
                                                   -------------        -------------         -------------        -------------
TOTAL INTEREST EXPENSE                             $  14,830,394        $  15,426,670         $  43,819,736        $  44,738,199
Less: interest capitalized                                  --                (26,296)              (10,487)            (146,149)
                                                   -------------        -------------         -------------        -------------
NET INTEREST EXPENSE                               $  14,830,394        $  15,400,374         $  43,809,249        $  44,592,050
                                                   -------------        -------------         -------------        -------------
NET INTEREST INCOME                                $  10,323,834        $   7,990,372         $  29,736,568        $  23,171,386
                                                   -------------        -------------         -------------        -------------
Provision for loan losses                                525,000               67,300             1,046,000            1,633,500
                                                   -------------        -------------         -------------        -------------
NET INTEREST INCOME LESS PROVISION FOR
LOAN LOSSES                                        $   9,798,834        $   7,923,072         $  28,690,568        $  21,537,886
                                                   -------------        -------------         -------------        -------------
OTHER INCOME Gain (loss) on sale of:
  Loans                                            $     375,777        $      (3,154)        $   1,187,810        $      65,706
  Real estate held for investment or sale                287,430               32,289               494,290              (38,960)
  Provisions for losses on real estate                   (85,000)            (180,000)             (276,000)          (3,725,324)
  Available for sale securities, net                       1,781              136,351               573,792              115,435
Operating losses on foreclosed real estate              (185,191)            (125,477)             (488,952)            (491,397)
Loan servicing fee income                                351,517)             376,690               986,168            1,122,413
Other fee income                                       1,261,104              971,391             3,396,949            2,832,075
Write down of other assets                               (85,348)            (260,924)             (208,806)            (816,413)
Other income, net                                        (99,725)             (29,559)             (192,857)             (77,121)
                                                   -------------        -------------         -------------        -------------
TOTAL OTHER INCOME (LOSS)                          $   1,822,345        $     917,607         $   5,472,394        $  (1,013,586)
                                                   -------------        -------------         -------------        -------------
NON-INTEREST EXPENSE
Compensation and other related benefits            $   3,129,429        $   2,692,429         $   9,150,131        $   7,291,195
Occupancy                                                733,682              815,375             2,174,765            2,330,366
Advertising and promotion                                376,562              272,309               927,859              812,740
Data processing                                          528,950              506,415             1,582,100            1,576,053
Insurance                                                758,900              702,066             2,296,327            2,044,183
SAIF insurance recapitalization                        6,615,000                    0             6,615,000                    0
Other general & administrative expense                   966,156              936,476             2,971,246            2,789,109
                                                   -------------        -------------         -------------        -------------
Total general & administrative expense             $  13,108,679        $   5,925,070         $  25,717,428        $  16,843,646
Amortization of deposit base premium                     245,179              290,389               810,887              871,166
                                                   -------------        -------------         -------------        -------------
TOTAL NON-INTEREST EXPENSE                         $  13,353,858        $   6,215,459         $  26,528,315        $  17,714,812
                                                   -------------        -------------         -------------        -------------
Income before taxes                                $  (1,732,679)       $   2,625,220         $   7,634,647        $   2,809,488
Income tax expense                                      (691,720)           1,100,670             3,225,241            1,245,472
                                                   -------------        -------------         -------------        -------------
NET INCOME                                         $  (1,040,959)       $   1,524,550         $   4,409,406        $   1,564,016
                                                   =============        =============         =============        =============
EARNINGS PER SHARE                                 $       (0.22)       $        0.32         $        0.92        $        0.33
                                                   =============        =============         =============        =============
CASH DIVIDENDS PER SHARE                           $        0.11        $        0.11         $        0.33        $        0.33
                                                   =============        =============         =============        =============




                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                       For the nine months ended:
                                                                               Sept. 30, 1996       Sept. 30, 1995
                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                     $   4,409,406        $   1,564,016
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of:
    Mortgage servicing rights                                                        194,033                  --
    Deferred loan fees                                                            (1,998,156)          (2,152,692)
    Discount amortization on mortgage-backed bonds                                      --                 85,456
    Deposit base premium                                                             810,887              871,166
  Net (gain) loss on sale of:
    Loans                                                                         (1,187,810)             (65,706)
    Real estate held for development or sale                                        (494,290)              38,960
  Net (gain) loss on securities activities                                          (573,792)            (115,435)
  Provision for losses on:
    Loans                                                                          1,046,000            1,633,500
    Real estate held for development or sale                                         276,000            3,725,324
  Depreciation and amortization                                                    1,766,879            1,941,964
  Decrease in income taxes payable                                                (3,753,237)            (279,453)
  Net increase in accrued interest payable                                           992,855              161,487
  Net increase in accrued interest receivable                                     (1,172,719)            (736,130)
  Mortgage loans originated as held for sale                                     (63,986,480)         (66,385,020)
  Proceeds from loans sold                                                        70,630,907           62,693,329
  Other, net                                                                       6,055,050           (1,095,298)
                                                                               -------------        -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $  13,015,533        $   1,885,468

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans                                                  $ 166,704,630        $ 139,725,900
  Mortgage loans originated as held for investment                              (199,564,170)        (145,320,834)
  Purchase of loan participations                                                (16,821,208)            (559,629)
  Purchase of securities held for investment                                            --            (25,439,665)
  Maturity and payments of securities held for investment                               --              4,407,494
  Purchase of securities available for sale                                     (112,987,297)         (13,271,304)
  Maturity and payments of securities available for sale                          26,443,650           14,148,053
  Sale of securities available for sale                                           38,931,314           31,388,769
  Purchase of office property and equipment, net                                  (2,038,882)          (1,443,255)
  Purchase of FHLB stock and FHLMC preferred stock                                (3,073,500)          (1,521,900)
  Investment in real estate held for development or sale                            (593,361)          (5,936,086)
  Proceeds from sales of real estate held for development or sale                  5,805,873            8,639,825
  Proceeds from sale of foreclosed property                                        5,520,954            7,540,452
  Other, net                                                                      (3,561,076)           1,311,757
                                                                               -------------        -------------
NET CASH USED IN INVESTING ACTIVITIES                                          $ (95,233,073)       $  13,669,577

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposit accounts                                  $ (24,524,428)       $ (12,699,107)
  Net increase (decrease) in checking accounts                                     1,588,254           (4,654,205)
  Proceeds from FHLB advances                                                    378,700,000           84,300,000
  Repayments of FHLB advances                                                   (274,900,000)         (73,300,000)
  Securities sold under agreement to repurchase, net                              (1,453,000)          (5,171,000)
  Payments on mortgage-backed bonds                                               (6,462,509)          (1,016,999)
  Proceeds from stock options exercised and dividends reinvested                     706,068              292,726
  Dividends paid to shareholders                                                  (1,546,345)          (1,531,504)
                                                                               -------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      $  72,108,040        $ (13,780,089)
Net increase in cash and cash equivalents                                      $ (10,109,500)       $   1,774,956
Cash and cash equivalents at the beginning of the year                            17,854,046           18,837,508
                                                                               -------------        -------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                      $   7,744,546        $  20,612,464
                                                                               =============        =============


Supplemental disclosures of cash flow information:
  Interest paid                                                                $  42,826,881        $  44,576,712
  Cash payments of income taxes                                                    4,958,373            1,835,852

Supplemental disclosures of cash flow information:
  Additions to real estate acquired through foreclosure                            5,195,573            4,232,125

  Unrealized (gains) losses on available for sale securities                       2,696,644             (477,026)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         California Financial Holding Company ("Company") was incorporated in 1988 in the State of Delaware. Its principal asset is Stockton Savings Bank ("Stockton Savings" or "Bank") a wholly-owned subsidiary which has been in existence since 1887. The investment in Stockton Savings is the Company's primary asset with the only other asset consisting of $1.8 million in cash, the result of dividends paid by the Bank to the Company. Because the Bank represents the Company's major asset, discussion in this text will focus primarily on the activities of Stockton Savings.

         Total assets increased by $76.0 million over the past year primarily as a result of increases in loans and investments outstanding. The components of interest-bearing liabilities changed somewhat as deposits declined by $46.5 million, reverse repurchase agreements declined by $25.9 million and Federal Home Loan Bank advances increased by $145.3 million. The Company's total assets have increased by $81.8 million so far this year. Again, growth occurred primarily in the loan and investment portfolios and was funded with Federal Home Loan Bank advances.

         Loan origination volume for the first nine months of 1996 totaled $263.6 million compared to volume of $211.7 million for the first nine months of 1995. Increases in fixed-rate single-family originations, due to the lower rate environment experienced earlier in the year, created most of the improvement in volume.

         A breakout of lending volume by type is shown below for the periods indicated:

                       Originations through
                           September 30
                          (in millions)

                                              1996          1995

Short-term construction loans                $118.6         $100.8
Permanent fixed-rate loans                     83.7           41.9
Permanent adjustable-rate loans                61.3           69.0
                                             ------         ------
TOTAL ORIGINATIONS                           $263.6         $211.7
                                             ======         ======




         The reduced interest rate environment early in 1996 led to increases in the origination of permanent fixed-rate loan originations relative to adjustable-rate mortgages. Historically, adjustable-rate mortgages have been more popular in periods of rising interest rates, due particularly to attractive start rates offered on this product. Alternatively, fixed-rate mortgages have been more popular in low rate environments as the borrower seeks to lock in a low fixed rate. The Bank has traditionally retained most adjustable-rate product in portfolio and sold most permanent fixed-rate mortgages in an effort to limit exposure to rising interest rates. Loan sale activity of $70.6 million in the current year was up significantly from the $62.7 million in sales recorded in the first nine months of 1995, primarily due to the increase in fixed-rate mortgages originated this year.

         The increase in rates in the third quarter has lead to a decline in refinance activity and possibly future loan origination volume. Alternatively, the volume of adjustable-rate originations has increased with a corresponding decrease in fixed-rate originations.

         The balance of real estate held for development or sale has declined by $8.3 million from a year ago and by $5.3 million in the current year. Real estate held by the Bank at quarter-end consisted of $5.6 million in real estate owned through foreclosure and $1.5 million in real estate held for investment purposes. The Bank is currently in the process of disposing of its real estate investments due to regulatory constraints. As a result, the balance has declined steadily over the past several years. It is anticipated that the Bank will be out of its real estate investments by the end of 1996.

         The balance of real estate owned through the foreclosure process has declined by $1.3 million from a year ago, which is a reflection of the overall decline in troubled assets. (See "Asset Quality" for further discussion.)

         A breakdown of the Bank's portfolio of real estate held is shown below as of the dates indicated:


                              Real Estate Held for Development
                                        or Sale, net
                                       (in thousands)

                                                    9/30/96        12/31/95          9/30/95

Real estate owned through foreclosure               $ 5,606       $   5,977        $   6,931
Real estate held for development                      1,555           6,503            8,527
                                                  ---------       ---------        ---------
TOTAL                                             $   7,161       $  12,480         $ 15,458
                                                  =========       =========        =========




         Effective January 1, 1994, the Bank implemented FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires that debt and equity securities be classified as either held to maturity, available for sale or held for trading. The pronouncement severely restricts the transfer of assets between classifications. In August 1995, the Bank made a decision to restructure its balance sheet by selling $31 million in fixed-rate mortgage-backed securities. As a result, the Bank's entire investment portfolio, that was originally classified as held for investment, was redesignated as available for sale as of September 1995. At September 30, 1996, the investment portfolio was adjusted to market value with the after-tax net loss of $1.7 million shown as an adjustment to stockholder's equity.

         The amortized cost and estimated market values of investment and mortgage-backed securities as of September 30, 1996 are as follows (in thousands of dollars):




                                                   AMORTIZED          GROSS              GROSS             ESTIMATED
                                                   COST               UNREALIZED         UNREALIZED        MARKET VALUE
                                                                      GAINS              LOSSES

AVAILABLE FOR SALE:

Investment securities:
U.S. Government & Agency Securities                   $ 43,979           $     18           $   388            $ 43,609
CMO'S                                                  156,516                554             1,964             155,106
Other securities                                         4,640                 11                24               4,627
                                                  ------------       ------------       -----------        ------------
Total investment securities                           $205,135           $    583           $ 2,376            $203,342
                                                  ------------       ------------       -----------        ------------
Mortgage-backed securities:
FHLMC                                                 $ 59,207           $    205           $   682            $ 58,730
FNMA                                                    32,230                 27               183              32,074
GNMA                                                    13,863                 14                64              13,813
FHA Title One                                            2,448                  0               876               1,572
                                                  ------------       ------------       -----------        ------------
Total mortgage-backed securities:                     $107,748           $    246           $ 1,805            $106,189
                                                  ------------       ------------       -----------        ------------
Total available for sale portfolio                    $312,883           $    829           $ 4,181            $309,531
                                                  ============       ============       ===========        ============



                  NOTE:  Above adjustments are on a pre-tax basis.

RESULTS OF OPERATIONS

         The Company lost $1.0 million or $.22 per share for the third quarter of 1996 compared to recording a net income of $1.5 million or $.32 per share for the like quarter of 1995. Earnings on a year-to-date basis total $4.4 million or $.92 per share compared to total income of $1.6 million or $.33 per share for the like period in 1995. Earnings in the current quarter were hindered by a $6.6 million industry-wide special assessment. On September 30, 1996, the government mandated the assessment in order to recapitalize the Savings Association Insurance Fund ("SAIF"), which is part of the Federal Deposit Insurance Corporation ("FDIC"). The assessment, charged to most SAIF-insured financial institution in the country, represented .657% of insured deposits as of March 31, 1995. The Bank's portion of this assessment totalled $6.6 million (3.9 million on an after-tax basis)and was included in normal operating income. Excluding the one-time assessment, the Company would have earned $2.9 million or $.60 per share in the third quarter, comparable to the $.60 per share earned in the second quarter.

         As the result of the one-time charge, future earnings will be enhanced as regular assessments will drop by 16.5 basis points on an annual basis.

         Improved earnings (excluding the special assessment) in the current quarter and year to date over last year's third quarter and year to date can be attributed to increased margins, reduced loss provisions established on real estate investment and increased gains on asset sales. Last year's earnings were also significantly reduced by losses taken on real estate development activities.

         The table below breaks out the components of the Bank's margin and spread for the periods indicated:


                                       Average for the quarter      Average for the nine            *Weighted average as of
                                            ended Sept. 30          months ended Sept. 30                   Sept. 30

                                                       Basis-                        Basis                             Basis
                                                       Point                         Point                             Point
                                       1996    1995    Change      1996      1995    Change        1996        1995    Change

Yield on interest-earning assets:
  Loan portfolio yield                 8.30%   8.00%   0.30%       8.29%     7.70%    0.59%        7.96%       7.72%    0.24%
  Yield on marketable investments      6.73    6.67    0.06        6.67      6.58     0.09         6.72        6.70     0.02
  Weighted yield on assets             7.91    7.68    0.23        7.89      7.44     0.45         7.65        7.48     0.17
Cost of funds:
  Cost of deposits                     4.53%   4.99%  (0.46)%      4.61%     4.82%   (0.21)%       4.53        4.98%   (0.45)%
  FHLB advances & other borrowings     5.91    6.29   (0.38)       5.92      6.13    (0.21)        5.86        6.13    (0.27)
  Weighted cost of funds               4.85    5.20   (0.35)       4.88      5.02    (0.14)        4.85        5.17    (0.32)

Interest rate spread                   3.06%   2.48%   0.58%       3.01%     2.42%    0.59%        2.80%       2.32%    0.48%

Net yield on interest-earning          3.24%   2.62%   0.62%       3.19%     2.54%    0.65%        2.98%       2.45%    0.53%
assets


         * Does not consider the effect of amortization of loan fees.


         Improved net interest income in the current year relative to the first nine months of 1995 was primarily the result of increasing yields on the loan portfolio, decreasing cost of funds, increases in the balance of assets outstanding as well as an improvement in the level of average interest-earning assets relative to average interest-bearing liabilities.

         Loan interest income increased by roughly $1.2 million for the third quarter of 1996 compared to 1995. A 30-basis point increase in the average yield on the loan portfolio in the third quarter of the current year was primarily responsible for the earnings improvement although the $23.9 million increase in average balance of loans outstanding also caused part of the increase. On a year to date basis, loan interest income increased by $4.5 million relative to the prior year, again primarily the result of a 59-basis point increase in yield on the loan portfolio. The upward repricing on 6-month adjustable-rate mortgages indexed to COFI was primarily responsible for the improved yield in the current year compared to the previous year.

         The steady increase in COFI during 1995, combined with the repricing on teaser rate loans originated in 1994, added 7-9 basis points to the Bank's loan portfolio yield on a monthly basis since the second quarter of 1995. Yields on the COFI portfolio leveled out in the early part of this year and have declined slightly in conjunction with the slow decline in the Index.

         Investment interest income increased by $562,000 this quarter relative to the third quarter of 1995 and by $1.3 million on a year to date basis compared to the first nine months of 1995. In both cases, interest income has increased due primarily to an increase in the average balance of investments outstanding. In the latter part of the first quarter of 1996, the Bank purchased $48.1 million in securities. The securities consisted primarily of adjustable rate collateralized mortgage obligations indexed to LIBOR or CMT that reprice monthly.

         Interest expense decreased by $918,000 for the nine month period compared to the same period in 1995 and decreased by $596,000 for the third quarter of 1996 relative to the same period in 1995. A decline in the average cost of funds for both the three and nine month periods was entirely responsible for the expense decrease as average interest-bearing liabilities were up by $12.3 million for the nine months of 1996 relative to 1995 and increased by $38.4 million in the third quarter compared to the same quarter in 1995.

         Interest expense on deposits decreased by $1.6 million for the third quarter of 1996 and by $3.1 million on a year to date basis relative to the same periods last year.

         The average balance of deposits outstanding decreased by $44.3 million and $42.7 million in the third quarter and on a year-to-date basis, respectively. Brokered deposits of $31 million matured in the first quarter of 1996, accounting for most of the decrease. Declines in the balance of regular certificate accounts have also occurred as a result of the Bank pricing less competitively this year in an effort to reduce future interest costs. The decline in average savings balances reduced expense by $535,000 and $1.5 million for the quarter and on a year to date basis respectively.

         The Bank's deposit costs include the negative impact of interest rate swaps. The swaps are structured for the Bank to pay a fixed amount of interest on a notional principal amount and to receive a variable amount of interest indexed to COFI on the same notional amount. This structure is designed to act as a hedge in period of rising interest rates. As a result, as the general interest rate environment increases, the Bank receives a benefit from the swaps while the reverse holds true in periods of falling rates. It should be noted that since the swaps are tied to COFI, which is a lagging index, the impact of any changes in the index will lag the general interest rate market, thereby providing a lagging benefit in periods of rising interest rates with the reverse holding true in falling rate environments. The swaps added $364,000 to interest expense in 1996 compared to $1.1 million for the first nine months of 1995. The decline in the impact of interest rate swaps on deposit expense this year is due to the higher COFI rate this year as well as to the maturity in 1995 of $55 million in high-costing swaps.

         Declines in the cost of savings of 46-basis points for the quarter and 21- basis points for the first nine months of 1996 relative to the prior year reduced savings interest expense by $1.1 million and $1.5 million, respectively. Excluding the cost of interest rate swaps, the average cost of deposits was down 40-basis points this quarter compared to the third quarter of 1995 and down 11 basis points for the nine month period, relative to the same time frame last year. The declining rate environment this year as well as a concerted effort by the Bank to reduce deposit costs through less competitive pricing, are the primary reasons for the November 12, 1996 decline in deposit costs this year.

         Borrowing costs increased by $1.0 million for the quarter and $2.1 million for the nine months of 1996 relative to the prior year. Increased costs were entirely the result of borrowing growth that occurred between the two years. The average balance of borrowings outstanding for the third quarter was $82.7 million higher than the third quarter of last year and $55.0 million higher for the first nine months of this year relative to 1995. The increase in average borrowings outstanding in the current year was the result of asset growth, particularly in the second quarter as well as to replace the runoff of brokered and retail funds.

         Interest rate spreads are expected to remain stable for the remainder of the year, reflecting stabilized deposit costs and a flat COFI index.

         The Bank's average margin continued to exceed average spread by 18 basis points in the current quarter and on a year-to-date basis. The Bank's success in reducing its level of nonperforming assets over the past year, as well as the increased sell-off of real estate held for development purposes, has provided the improvement from 1995 when average margin exceeded average spread by 14 basis points on a quarterly basis and by 12 basis points on a year-to-date basis.

         Loan loss provisions established during the quarter totaled $525,000 which were somewhat higher than the level of loan loss provisions established in the first two quarters of 1996 and reflect an increase in charge-off activity in the current period.

         Noninterest income of $1.8 million was reported for the quarter compared to noninterest income of $918,000 reported in the third quarter of 1995. Noninterest income for the nine month period was $5.5 million compared to a year-to-date loss of $1.0 million reported in 1995. Losses of $3.7 million on real estate were reported in 1995, explaining most of the earnings shortfall last year. Noninterest income has benefitted in the current year as well as quarter from increased loan sale gains, increased real estate and investment gains and increases in fee income recorded.

         In the first quarter of 1996, the Bank implemented Statement of Financial Accounting Standards No. 122 (SFAS 122) which requires that the rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. Implementation of SFAS 122 requires the recognition of a servicing asset (and thus, income) at the point of sale of a loan and therefore has the impact of increasing income compared to what would have been recognized had implementation not occurred. Servicing gains recognized in the third quarter of 1996 totaled $218,000, representing 58% of total loan sale gains recorded. On a year to date basis, servicing gains of $873,000 have been reported. A present value calculation model was utilized to compute the present value of future cash flows of the servicing rights based upon current assumptions including: costs of servicing the loans, the discount rate, prepayment speeds, float value and delinquency rates. Servicing fee income was reduced by $47,000 in the third quarter and by $194,000 on a year to date basis to reflect declines in value on the servicing asset. The calculation of impairment was derived utilizing the same methods as described above for computing the original servicing asset by segregating the asset portfolio into major risk categories, predominately property type, loan term and interest rate. Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.

         The bank sold roughly $26.1 million in investments classified as available for sale in the first quarter, recognizing net gains of $464,000. A majority of investments sold consisted of 15-year fixed-rate mortgage-backed securities. The sale was done in order to reduce balance sheet sensitivity to rising rates. Miscellaneous sales have occurred since then totaling $12.8 million with additional gains of $110,000 recognized.

         Other income was further reduced in 1995 due to $816,000 in writedowns taken primarily on FHA Title I Securities. Additional writedowns of $209,000 have occurred in the current year. The Bank still has $2.4 million of FHA Title I Securities in its investment portfolio.

         Fee income of $3.4 million has been recorded through the third quarter of 1996, up 20.0% compared to fees of $2.8 million reported in the like period of 1995. An increased number of checking accounts and corresponding fees are responsible for earnings improvement.

         Fee income is expected to remain relatively consistent in the fourth quarter. The level of loan sale gains is expected to decline due to a decline in the origination of fixed-rate mortgages as a result of the somewhat higher rate environment. No material writedowns of real estate are expected in the current year as the balance of real estate investments has been reduced significantly.

         Excluding the $6.6 million one-time SAIF assessment, noninterest expense increased by $2.3 million this year compared to the first nine months of 1995. The Company recorded a one-time reversal of pension expense in 1995, understating expense for that period by $1.7 million. Excluding that adjustment, general and administrative expense actually increased by only 3.0%. The increase is primarily due to the accrual of a bonus and 401k contribution in the current year. No such accrual was made in 1995. Salary expense is actually down slightly from the prior years.

         The effective tax rate for the nine months of 1996 was 42.2% compared to a rate of 44.3% for the first nine months of 1995. The higher rate last year is due to the low level of income last year combined with a minimum tax paid to the state of Delaware.


ASSET QUALITY

         The Bank has steadily reduced its level of nonperforming assets in the current quarter relative to year-end 1995 and September 30, 1995.

         Detail on nonperforming assets is shown in the table below for the dates indicated:

                                          Nonperforming Assets
                                             (in thousands)

                                                Sept. 30, 1996       Dec. 31, 1995      Sept. 30, 1995

Loans 90 days or more delinquent                       $   6,296            $  4,559             $ 4,994
Troubled debt restructurings                               4,312               6,965               7,551
Real estate owned through foreclosure                      5,606               5,977               6,931
                                                       ---------            --------            --------
Net nonperforming assets                               $  16,214            $ 17,501            $ 19,476
                                                       =========            ========            ========
Nonperforming assets/Total assets                          1.21%               1.39%               1.54%





         As indicated above, the level of nonperforming assets has decreased by roughly $3.3 million from the prior year. Non-performing assets as a percentage of total assets was 1.21% at quarter-end compared to 1.54% a year ago.

         Nonperforming assets as of quarter-end consisted of the following asset types:

                 Nonperforming Assets by Type
                        (in thousands)
                      September 30, 1996

Commercial and multi-family real estate               $   1,804
Construction                                              1,488
1-4 family homes                                         10,150
Land                                                      2,772
                                                      ---------
                                                      $  16,214
                                                      =========




         All types of nonperforming assets have declined over the past year with the exception of 1-4 family residences which have represented a majority of the new nonperforming assets added.

         By policy, the Bank does not accrue interest on loans that are 90 days or more delinquent. Interest on troubled debt restructurings is recorded on a cash basis only. Foregone interest on nonperforming loans through the first nine months of 1996 totaled $500,000. Life-to-date unrecorded interest on these same loans totaled $1.9 million through quarter-end. A total of $104,000 in interest income has been recorded on these loans so far this year.

         Troubled debt restructurings represent loans that have been modified, usually as a result of financial difficulties experienced by the borrower, to terms that are more favorable than what would normally be offered. These modifications usually involve either a reduction in rates to below market, capitalization of interest due, or the requirement that monthly payments equate to the level of cashflow on the underlying property. The Bank's largest restructured assets are two construction loans totaling $4.8 million originated during the peak of real estate values. The underlying properties have experienced a significant decline in value and the borrowers have limited financial resources. A majority of the restructured speculative development loans are in some stage of delinquency and the property underlying one of these loans is expected to revert back to the Bank in the fourth quarter.

         At quarter-end, $1.9 million of the $4.3 million in restructured debt was more than 90 days delinquent. The restructured debt total above does not include $652,000 in interest that has been capitalized but has not been recognized in income. An additional $229,000 in interest on these loans has been accrued at quarter-end but not included in income.

         The Bank's level of loan loss reserves has declined since a year ago as a large number of loans with specific reserves have been charged-off. The level of loss reserves outstanding at any point in time is largely dependent on the amount and type of loans outstanding, level of classified and nonperforming loans and historical loss experience.

         The following table identifies the Bank's loan loss reserves at September 30, 1996 by loan type:


                                                            Reserves          Percent of loans
                                                         (in thousands)       in each category
                                                           at 9/30/96          to total loans

1-4 family permanent loans                                   $ 2,084                   74.5%
Multi-family loans                                             1,123                     4.1
Commercial real estate loans                                   2,512                     6.8
Land, construction and development loans                       1,674                    14.6
TOTAL                                                       --------                   -----
                                                             $ 7,393                  100.0%
                                                            ========                   =====


         Although total loan loss reserves have declined by $1.6 million from a year ago, the level of loss reserves to nonperforming assets has increased from 37.3% to 40.1%.

         Activity in the allowances for both loans and real estate for the first nine months of 1996 is summarized below:


                           Loss Reserves
                           (in thousands)

                                           Loans          Real Estate

Balance, December 31, 1995              $   8,174          $   6,959
Provision for losses                        1,046                276
Charge-offs                               (1,827)            (4,132)
Recoveries                                     --                 --
                                        ---------          ---------
Balance, September 30, 1996             $   7,393          $   3,103
                                        =========          =========


         The Bank is required by regulation to classify and monitor all assets exhibiting a defined weakness. The Bank's level of classified assets is summarized in the following table for the dates indicated:


                       Classified Assets
                        (in thousands)
                             as of

                        9/30/96        12/31/95        9/30/95

Substandard             $ 30,181       $ 37,841        $ 43,987
Doubtful                      --             --              --
Loss                       4,523          6,370          11,159
                        --------       --------        --------
TOTAL                   $ 34,704       $ 44,211        $ 55,146
                        ========       ========        ========

         The level of total classified assets declined by $20.4 million from the previous year due primarily to the improved performance of a $5 million troubled debt restructuring and the reduced balances of foreclosed real estate and real estate held for development purposes. The level of assets classified as "loss" decreased by $6.6 million as a result of the sales of real estate investments that occurred over the past year.

         It is anticipated that the level of classified as well as nonperforming assets will continue to decline due to the current escrowed sales on foreclosed properties.


INTEREST RATE SENSITIVITY

         The Bank's balance sheet has historically been exposed to some level of interest rate risk in a rising rate environment as most of its assets have been in the form of long-term, fixed-rate mortgages or lagging-index adjustable loans which are funded with short-term, frequently repricing deposits. During the past year, a concerted effort has been made to portfolio more adjustable-rate loans, sell off fixed-rate loans and investments as well as purchase current-index floating-rate investments. Restructuring also occurred on the liability side as deposit maturities were lengthened and additional long-term fixed-rate advances were added. In addition, the Bank has become less competitive in the pricing of its deposit base, which has further reduced the level of sensitivity to changing rates. The interest rate protection received from floating-rate assets is somewhat limited by lifetime rate caps which would take effect in high-rate environments. Similarly, benefits derived from current-index adjustable-rate mortgages are limited by periodic and lifetime interest rate caps as well as by one year average repricing periods. The level of fixed-rate loans and mortgage-backed securities declined by $26.5 million from the previous year while adjustable rate assets increased by $28.9 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required by regulation to maintain cash and certain short-term eligible investments equal to 5% of the average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar month.
At September 30, 1996, this liquidity ratio was 5.01%.

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

         As of September 30, 1996, the Bank had $48.0 million in collateral still available for short-term reverse repurchase agreements. These agreements are generally utilized on a short-term basis to meet daily operating needs. Additional short-term cash needs can also be met through the use of a line of credit with the FHLB. At quarter-end, approximately $92.7 million was still available through this borrowing source.


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

         The Bank's regulatory capital position at September 30, 1996 is set forth in the following schedule:


                              Regulatory capital position
                                    (in thousands)

                                             Tangible          Core          Risk-based

Book capital                                  $ 84,662        $ 84,662         $ 84,662
Unrealized losses on securities                  1,698           1,698            1,698
Real estate investment deduction                (2,156)         (2,156)          (2,156)
Intangible deduction                              (248)           (248)            (248)
Loan loss reserves                                  --              --            6,501
Miscellaneous                                      (69)            (69)             (69)
                                              --------        --------         --------
  Net regulatory capital                      $ 83,887        $ 83,887         $ 90,388
Minimum required                                20,232          40,465           59,365
                                              --------        --------         --------
  Excess over minimum                         $ 63,655        $ 43,422         $ 31,023
                                              ========        ========         ========
Excess over "well capitalized"                $ 16,445             N/A         $ 16,181
                                              ========                         ========
Capital Ratio                                    6.22%           6.22%           12.18%




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

         The Bank is currently considered "well capitalized" under applicable regulatory definitions, which has a positive impact on the level of deposit insurance premiums assessed and provides the Bank additional operating flexibility. The "well capitalized" designation requires that an institution's total risk-based capital to risk-weighted assets exceed 10%, its Tier 1 risk-based capital ratio (which is similar to the total risk-based ratio but excludes the inclusion of general loan loss reserves) exceed 6% of risk-weighted assets, and its core capital ratio exceed 5% of total adjusted assets. At September 30, 1996, the Bank's total risk-based capital, Tier 1 risk-based and core ratios were 12.18%, 11.30% and 6.22%, respectively. The Bank's risk-based capital ratio is currently $16.2 million above the minimum to be considered "well capitalized" and $31.0 million above the 8% regulatory minimum.

         Pursuant to recently enacted Federal tax legislation, savings institutions such as the Bank will receive, subject to a number of conditions, a "fresh start" with respect to the potential recapture of certain tax bad debt reserves. However, certain other reserves are required to be treated as taxable income over a six-year period beginning in 1996, which may be delayed up to two years if a savings association meets a newly developed mortgage originations test. Beginning in 1996, savings associations will become subject to the same federal income tax treatment as commercial banks with the same levels of total assets. This legislation has eliminated the long-standing tax impediments to savings association conversions to commercial bank charters and should lower the after-tax cost of bank acquisitions of savings associations and the conversion or merger of these associations into commercial banks.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      NONE


ITEM 2.  CHANGES IN SECURITIES

      NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE


ITEM 5.  OTHER INFORMATION

      NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  27   Financial Data Schedule

(b) There was an 8-K filed on September 16, 1996 to announce the resignation of one of the Company's Board of Directors, Dean A. Cortopassi from both the board of the Bank as well as the board of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CALIFORNIA FINANCIAL HOLDING COMPANY
                          ------------------------------------
                                       Registrant


     DATE: November 13, 1996   BY: /s/   ROBERT V. KAVANAUGH
                              --------------------------------
                               ROBERT V. KAVANAUGH
                               President, Chief Operating Officer




     DATE: November 13, 1996   BY: /s/   JANE R. BUTTERFIELD
                              --------------------------------
                               JANE R. BUTTERFIELD
                               Senior Vice President, Treasurer,
                                Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)