Form 10-K
period 1996-12-31
CALIFORNIA FINANCIAL HOLDING CO
filed 1997-03-17
CIK 828976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
  (X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

  ( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

             For the transition period from _________ to ___________
                           Commission File No. 0-16970

                      CALIFORNIA FINANCIAL HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 68-0150457
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

             501 WEST WEBER AVE.,                              95203
             STOCKTON, CALIFORNIA                           (Zip Code)
        (Address of principal executive
                   offices)

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

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 7, 1997: $123,560,514. The number of shares of Common Stock outstanding as of March 7, 1997: 4,763,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                      CALIFORNIA FINANCIAL HOLDING COMPANY

                                    FORM 10-K

                          Year Ended December 31, 1996


                                TABLE OF CONTENTS


Item Number
  In Form
   10-K                                                                Page
-----------                                                            ----

                                     PART I

1.       Business........................................................  1
2.       Properties...................................................... 38
3.       Legal Proceedings............................................... 38
4.       Submission of Matters to a Vote of
                    Security Holders..................................... 38

                                     PART II

5.       Market for Registrant's Common Equity
                    and Related Stockholder Matters...................... 39
6.       Selected Financial Data......................................... 39
7.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations........................................... 40
8.       Financial Statements and Supplementary
                    Data................................................. 56
9.       Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure................................. 97

                                    PART III

10.      Directors and Executive Officers of the
                    Registrant........................................... 98
11.      Executive Compensation.......................................... 98

12.      Security Ownership of Certain
                    Beneficial Owners and Management..................... 98
13.      Certain Relationships and Related
                    Transactions......................................... 98

                                     PART IV

14.      Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.............................. 99

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         California Financial Holding Company ("California Financial" or the "Company"), a Delaware corporation incorporated on June 1, 1988, is a financial services holding company engaged primarily in the savings and loan business through its wholly-owned subsidiary, Stockton Savings Bank (the "Bank" or "Stockton Savings"). No business activities were conducted by California Financial during 1996 and very few were conducted in past years aside from third-party borrowing in 1990, 1991 and 1992; therefore, unless indicated, discussion of business activities and corresponding results relate primarily to the Bank.

         The Bank's business consists predominately of attracting savings deposits from the general public through a network of 24 Northern California retail branches and two loan centers and originating, for its own portfolio and for sale to others, loans secured by mortgages on residential and other real estate. The home office of California Financial and the Bank is located in Stockton, California. Originally organized as a state mutual association, the Bank was converted to a federal mutual charter in 1982. In 1983, Stockton Savings became a federally-chartered stock association with the issuance of 2,760,000 shares of common stock. The Bank converted to a California- chartered stock association in April 1986. In June 1986, an additional 977,500 shares of common stock were sold. In 1990, the Bank converted to a federally-chartered savings bank.

         The Bank's income is derived primarily from interest charged on real estate and other types of loans. To a lesser extent, additional income is obtained through interest on investment securities and fees received in connection with loan and deposit activities. Although not on a consistent basis, income is also generated through the sale of loans and investments and until recently, from the sale of real estate held for development. The major expenses are interest paid on deposits and borrowings and general and administrative expenses. The general economic and interest rate environments have a material effect on the financial performance of the Bank. Deposit flows and costs of funds are influenced by market rates and alternative investments available in the marketplace. Lending activity levels are also dependent on interest rates, the demand for mortgage financing, and the overall health of the real estate market in the Bank's primary lending territory - California's Central Valley. In addition, regulatory policies and procedures promulgated by the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("FRB"), and the Federal Deposit Insurance Corporation ("FDIC") substantially impact Stockton Savings. See "Regulation of the Company" and "Regulation of the Bank" for further discussion of regulatory issues.

MERGER WITH TEMPLE-INLAND INC.

         On December 9, 1996, California Financial and Temple-Inland Inc. ("TI") announced the signing of a definitive Agreement and Plan of Merger (the "Merger Agreement") under which California Financial will merge (the "Merger") with and into TI. The transaction is expected to close during the second quarter of 1997, subject to regulatory approval and approval by California Financial shareholders. Immediately following consummation of the Merger, Stockton Savings will merge with and into Guaranty Federal Bank, F.S.B., a wholly owned subsidiary of TI.

         Under the terms of the Merger Agreement, California Financial's shareholders will receive a combination of TI stock and cash valued at $30 per share for each share of California Financial stock they hold, for a total transaction value of approximately $150 million. Subject to certain limitations, California Financial stockholders will be given the election to have the consideration for their shares paid in TI stock, cash or a combination of the two. TI, however, will issue no more than 1,692,000 shares of TI stock in the transaction. The Merger Agreement permits California Financial to terminate the transaction if the price of TI stock, as calculated, is below $40 per share, provided that the number of shares of TI stock issued in the transaction has not been increased.

         As a condition to the execution and delivery of the Merger Agreement, California Financial and TI entered into a stock option agreement, dated as of December 8, 1996 (the "Stock Option Agreement"). Pursuant to the Stock Option Agreement, California Financial granted TI an option (the "Option") to purchase up to 940,095 authorized but unissued shares of California Financial stock, representing up to 19.9% of the outstanding shares of California Financial stock. The Option is exercisable only upon the occurrence of certain events described in the Stock Option Agreement, none of which has occurred as of the date hereof.

         The Merger Agreement and the Stock Option Agreement are incorporated by reference herein in their entirety. The foregoing summaries of the Merger Agreement and the Stock Option Agreement do not purport to be complete and are qualified in their entirety by reference to such exhibits.

LENDING ACTIVITIES

         The lending activities of the Bank are conducted through five regional loan centers and eight branch facilities concentrated primarily in San Joaquin and Stanislaus counties. With the 1988 purchase of eight former Citicorp branches in the Sierra foothills and the Southern Central Valley and the opening of a new branch in Elk Grove in Sacramento County in the same year, Stockton Savings substantially expanded its geographical lending as well as deposit market area to take advantage of projected commuter growth in those regions. The Bank also increased its potential market for both savings and lending activities with the opening of a branch in Fresno in September 1994. Expansion of lending activities to Sacramento occurred in 1995. In 1996, the Bank began offering Federal Housing Administration ("FHA") loans in most locations through commissioned loan officers.

         Stockton Savings generally does not lend on more than 80% of the appraised value on residential real property without mortgage insurance. In certain special circumstances, usually due to reappraisals or loan workouts, the Bank may lend on real estate in excess of 80% of the appraised value without mortgage insurance. The total of these loans as of December 31, 1996 was $7.3 million. Lending limits on commercial properties do not exceed 75% of appraised value. The Bank's loan portfolio is mainly composed of single-family residential loans. Construction loans on residential subdivisions and permanent multi-family residential and commercial loans represent most of the remaining portfolio. The Bank also offers secured equity lines of credit and unsecured personal lines of credit.

         Title insurance is required for all mortgage loans. Fire and casualty coverage is required for all improved secured properties, and private mortgage insurance is usually purchased to indemnify Stockton Savings against potential loss on the portion of any loan in excess of 80% of the appraised value.

         Loan Originations: A majority of loans originated by the Bank are permanent residential mortgage loans with terms of 10 to 30 years. Most long-term fixed-rate mortgages are sold in the secondary market with servicing retained, while adjustable-rate loans ("ARMs") are generally retained in portfolio. The origination of permanent adjustable mortgages represented 23%, 30% and 37% of total origination volume in 1996, 1995 and 1994 respectively. The demand for adjustable mortgages declines in a falling rate environment as borrowers opt for the certainty of fixed rates. Consequently, the volume of adjustable originations as a percent of the total was lower in 1996, a lower rate environment.

         The Bank originates a substantial volume of short-term speculative construction loans, normally written for a three-year period with interest rates fixed at a spread over Bank prime for the first year and adjusting to a spread over the Federal Home Loan Bank Eleventh District Cost of Funds Index ("COFI") for the remaining term. In 1996, 35% of all originations were for short-term construction loans as compared to 31% in 1995 and 28% in 1994. The increase in construction lending this year is reflective of the Bank's impression that the worst of the real estate slowdown is over. Construction loans for owner-occupied single-family residences also represent a considerable amount of loan origination volume. A total of 17%, 11% and 10% of total originations in 1996, 1995 and 1994, respectively, consisted of this type of lending.

         Loan origination volume was down significantly in 1996, 1995 and 1994 from 1993 and 1992. Rates in those earlier two years were extremely low relative to the last three years. Loan origination volume in 1996 and 1995 totalled $327 million and $283 million, respectively, compared to $501 million in 1993 and $544 million in 1992. Heavy refinance activity beginning in 1992 due to the low interest rate environment fueled much of the increase in those years. Roughly 32% or $104 million of total originations in the current year was due to refinancing compared to 54% in 1993. Origination volume excluding refinance activity remained fairly flat over the past three years.

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

         Typically, the Bank sells, without recourse, all or a major portion of a loan balance to an investor and retains servicing. In 1996, $90 million in loans were sold, primarily to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") and consisted of long-term, fixed-rate, single-family mortgage loans. This total compares to 1995 loan sales of $85 million. Sales in 1994 totalled $64 million and again, were primarily to the agencies. Loans serviced for others, a primarily off-balance sheet item to the Bank, totalled $574 million and $549 million at December 31, 1996 and 1995, respectively.

         Because the Bank sells loans in the secondary market on a regular basis, a portion of the portfolio is designated as held for sale and, as such, must be accounted for at the lower of cost or market. The amount of loans that is held for sale at any point in time depends on such factors as origination volume and mix, as well as cash flow, capital and growth requirements of the Bank. Loans available for sale at year-end consisted of single-family, fixed-rate loans saleable to the FHLMC or the FNMA.

         Gains or losses on the sale of loans are composed of the following:

         . cash received on loans sold in excess of or less than the principal balance;

         . the present value of expected cash flows if any on the spread between the rate paid by the borrower to the Bank and the net yield to the investor, excluding normal servicing fees and considering prepayments

         . net unamortized loan fees on loans sold recognized as income at the point of sale.

         .     gains and losses on hedging activities and

         . in 1996, the value of mortgage servicing rights created as a result of the implementation of Statement of Financial Accounting Standards 122 ("SFAS 122") during the year.

         The amount of gains in a given year is dependent upon the volume of sales and the interest rate environment. The composition of loan sale gains for 1996, 1995 and 1994 is included in Table IV of Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

         Loan Purchases: Loan purchases have historically represented a minor activity for the Bank as origination volume has always been sufficient to meet growth needs. Generally, purchases consist of ARM products that the Bank has been unable to generate in adequate volume internally. Purchase activity totalled $17.3 million, $481,000 and $15.9 million in 1996, 1995 and 1994, respectively. In 1996, the Bank purchased a combination of single-family adjustable-rate mortgages and automobile loans.

         The following table details loan origination, purchase, sale and prepayment activities during the past five calendar years:


                                                            Lending Activity
                                                             (in thousands)
                                                    For the Years Ended December 31,

                                                         1996            1995            1994            1993            1992
                                                        ------          ------          ------          ------          ------
Loans originated:
 Real estate loans:
 Conventional loans on existing property               $104,187        $103,198         $ 93,980       $ 72,411       $ 85,133
 Construction                                            93,365          71,730          102,514        101,242         80,327
 Construction for owner                                  24,170          31,736           38,956         51,794         53,263
 Loans refinanced                                       101,834          71,372          130,774        272,399        319,539
 Loans for other purposes                                 3,003           5,254            2,641          3,268          5,716
                                                       --------        --------         --------       --------       --------
Total loans originated                                 $326,559        $283,290         $368,865       $501,114       $543,978
                                                       --------        --------         --------       --------       --------
Loans purchased                                        $ 17,271        $    481         $ 15,879       $  5,482       $ 28,803
                                                       --------        --------         --------       --------       --------
Total loans originated and purchased                   $343,830        $283,771         $384,744       $506,596       $572,781
                                                       --------        --------         --------       --------       --------
Principal repayments and payoffs                        220,453         194,011          246,490        280,211        266,039
Whole loans sold                                         85,003          85,199           64,346        175,110        209,415
Loan participations sold                                  4,886              --               --          3,879          7,035
Loans swapped for mortgage-backed
  securities                                                 --              --            8,434             --             --
                                                       --------        --------         --------       --------       --------
Total loans sold and paid off                          $310,342        $279,210         $319,270       $459,200       $482,489
                                                       --------        --------         --------       --------       --------
Net loan activity                                      $ 33,488        $  4,561         $ 65,474       $ 47,396       $ 90,292
                                                       ========        ========         ========       ========       ========


(Does not include deductions for LIP, discounts, or unamortized loan fees.)


         Loan Maturity and Prepayments: The Bank's permanent residential loans are amortized by monthly payments over terms ranging from 5 to 30 years; however, loans normally remain outstanding for a shorter period of time as borrowers refinance or accelerate the repayment of their loans. The likelihood of early repayment increases with higher rate or adjustable loans, particularly in a lower rate environment. Loan repayment activity in 1996 was up $26 million from the prior year due in great part to the lower-rate environment. The Bank estimates the life of the average permanent residential mortgage loan to be between 5 and 7 years.

         The following table summarizes information regarding the term to maturity of Stockton Savings' loan portfolio at December 31, 1996:

                                                      Loan Maturity Schedule
                                                          (in thousands)
                                                      As of December 31, 1996

                                                 Real Estate          Construction
                                               Mortgage Loans           Loans (1)             Other loans            Total (2)
                                               --------------         ------------           ------------            ---------
Due in less than 1 year                           $ 39,934              $ 47,948                 $ 2,012           $   89,894
Due in 1-2 years                                    46,130                38,545                     548               85,223
Due in 2-3 years                                    24,786                    60                   2,625               27,471
Due in 3-5 years                                    30,678                     0                   4,120               34,798
Due in 5-10 years                                   96,299                     0                   2,938               99,237
Due in more than 10 years                          666,512                     0                     328              666,840
                                                  --------              --------                --------           ----------
Total Portfolio                                   $904,339              $ 86,553                $ 12,571           $1,003,463
                                                  ========              ========                ========           ==========

 (1) All current "construction for owner" loans are classified under real estate loans, as they have or will roll over to permanent long-term financing. All construction loans are adjustable-rate in nature.
 (2) Excludes deductions for LIP, discounts and unamortized fees.


         At December 31, 1996, the Bank's balance of loans maturing after one year totalled $914 million; $666 million adjustable in nature and $248 million fixed rate.

         The following schedule breaks out the loan portfolio by type as of the dates indicated:

                                                         Loan Composition - By Type
                                                               (in thousands)
                                                             As of December 31,

                                                   1996                            1995                              1994
                                              Amount         %             Amount            %             Amount             %
                                             --------      -----          --------         -----          --------          -----
By type of Loan:

Residential mortgage loans
 Existing structures
  1-4 unit dwellings                         $748,325       77.0%           $745,793       79.7%          $735,338          79.0%
  5 or more unit dwellings                     45,327        4.7%             38,130        4.1%            37,110           4.0%
 Construction
  1-4 unit dwellings                           55,179        5.7%             57,517        6.2%            59,793           6.4%
  5 or more unit dwellings                         45          --              1,278         .1%             4,853           0.5%
                                             --------      ------           --------       -----          --------          -----
Total residential                            $848,876       87.4%           $842,718       90.1%          $837,094          89.9%
                                             --------      ------           --------       -----          --------          -----
Commercial mortgage loans

  Existing structures                        $ 68,322        7.0%           $ 55,518        5.9%          $ 57,818           6.2%
  Construction                                     --          --                 --          --                --             --
                                             --------      ------           --------        ----          --------           ----
Total commercial                               68,322        7.0%           $ 55,518        5.9%          $ 57,818           6.2%
                                             --------      ------           --------       -----          --------          -----
Land loans                                   $ 42,146         4.3           $ 34,227        3.7%          $ 33,862           3.6%
                                             --------      ------           --------       -----          --------          -----
 Other loans

  Educational loans                          $      1          --           $     29          --          $     80             --
  Savings loans                                 2,058         .2%              2,196        0.2%             1,953           0.2%
  Automobile loans                              7,437         .8%                 --          --                --             --
  Other loans                                   3,074         .3%                477        0.1%               505           0.1%
                                             --------      ------           --------       -----          --------          -----
 Total other loans                           $ 12,570        1.3%           $  2,702        0.3%          $  2,538           0.3%
                                             --------      ------           --------       -----          --------          -----
Total loans                                  $971,914      100.0%           $935,165      100.0%          $931,312         100.0%
                                             --------      ------           --------       -----          --------          -----
Weighted average rate at end of                 7.91%                          7.92%                         7.02%
period                                       ========                       ========                      ========



                                 Loan Composition - By Type
                                       (in thousands)
                                     As of December 31,

                                                   1993                         1992
                                             Amount         %           Amount            %
                                           --------        ---         --------          ---
By type of Loan:

Residential mortgage loans

 Existing structures
  1-4 unit dwellings                       $642,624        74.4%        $596,651        73.2%
  5 or more unit dwellings                   46,851         5.4%          39,428         4.8%
 Construction
  1-4 unit dwellings                         71,504         8.3%          71,039         8.7%
  5 or more unit dwellings                      821         0.1%           1,449         0.2%
                                           --------         ----        --------         ----
Total residential                          $761,800        88.2%        $708,567        86.9%
                                           --------        -----        --------        -----
Commercial mortgage loans

  Existing structures                      $ 54,969         6.4%        $ 59,774         7.3%
  Construction                                   --           --             998         0.1%
                                           --------         ----        --------         ----
Total commercial                           $ 54,969         6.4%        $ 60,772         7.4%
                                           --------         ----        --------         ----
Land loans                                 $ 43,668         5.1%        $ 41,334         5.1%
                                           --------         ----        --------         ----
 Other loans

  Educational loans                        $    393           --             535         0.1%
  Savings loans                               2,535         0.3%           3,828         0.5%
  Automobile loans                               --           --              --           --
  Other loans                                   385           --             346           --
                                           --------         ----        --------         ----
 Total other loans                         $  3,313         0.3%        $  4,709         0.6%
                                           --------         ----        --------         ----
Total loans                                $863,750       100.0%        $815,382       100.0%
                                           --------       ------        --------       ------
Weighted average rate at end of
period                                        7.38%                        8.67%
                                           ========                     ========


(Does not include deductions for discounts or unamortized loan fees.)


         The composition of the loan portfolio remained fairly stable as compared to the end of the prior year although increases in the balance of commercial and land loans have been noted. The increases are the result of management's opinion that the real estate market is beginning to show signs of strength.

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

      For the Years Ended             Total Loan Origination Fees as a Percent
          December 31,                           of Loans Originated
      --------------------            ----------------------------------------
              1996                                      1.65%
              1995                                      1.55%
              1994                                      1.55%
              1993                                      1.79%
              1992                                      2.03%

         Higher fees in 1996 relative to 1995 are the result of increases in the origination of construction and commercial loans, which both carry higher fees than other loans offered by the Bank.

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

          At                    Deferred Fees Outstanding (in
     December 31,                         thousands)
     ------------               ------------------------------

         1996                              $ 5,054
         1995                                5,628
         1994                                6,607
         1993                                7,265
         1992                                7,762


         The decline in deferred fees outstanding is due in large part to the preference by borrowers to pay less of a fee up front on permanent loans in exchange for a higher rate on the loan for the life of the borrowing.

         The amortization of loan origination fees included in interest income for 1996 and 1995 totalled $2.8 million, compared to $4.1 million recorded in 1994. General and administrative expense was reduced for specific direct costs of origination by $2.2 million, $1.4 million and $ 1.9 million in 1996, 1995 and 1994, respectively. Higher fee amortization in 1994 was due to the greater number of "teaser" adjustable loans in portfolio at that time as well as to greater paydowns made in that year. Deferred costs of origination increased in 1996 due to an increase in overall loan origination volume compounded by an even larger increase in the number of loans originated. (i.e.
The average origination amount per loan declined in 1996.)

         Loan servicing fee income results from sales of loans and loan participations. Under the sales agreements, the Bank is obligated to service the sold loans (i.e., to continue to collect payments on the loans as they become due and to monitor tax and insurance payments) and to pay the purchaser an agreed upon yield. The differential between the interest paid by the borrower and the yield paid by the Bank to the purchaser is retained by Stockton Savings. To the extent that this differential is more or less than the estimated normal rate of servicing, after adjustment for estimated prepayments using a discount market rate, it is recognized as gain or loss by the Bank in accordance with generally accepted accounting principles ("GAAP"). The net yield, on a contractual basis, to the Bank on its servicing portfolio is indicated below:

                       Weighted Average Yield on Servicing
                            Portfolio for year ending
                                  December 31,
                       -----------------------------------

                                    1996     .27%
                                    1995     .28%
                                    1994     .25%
                                    1993     .23%
                                    1992     .25%



         In 1996, the Bank implemented SFAS 122, which allows the recognition upon sale of the loan, the value of the servicing asset created. Gains recognized during the year as a result of SFAS 122 were $1.0 million.

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

         Asset Quality: Per Bank policy, a loan is delinquent when a required payment has not been received within 15 days of its scheduled due date. It is Bank policy to cease accruing interest on loans that are 90 days or more delinquent and on restructured troubled debt. At December 31, 1996, $1.7 million in interest on delinquent and troubled loans was not recorded. Interest income of $476,000 was recorded on these loans during 1996 and gross interest income that would have been recorded during the year had the loans been performing was $782,000. Upon failure of the borrower to make a required payment on a loan, the Bank attempts to remedy the deficiency through contact with the borrower. Most defaults are cured promptly; however, if the loan remains delinquent, Stockton Savings seeks remedy through appropriate legal action, such as foreclosure proceedings or acceptance from the trustor of a voluntary deed on the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold in a proceeding at which the Bank may be the buyer. The acquired property is subsequently listed as "real estate owned" until it is sold. Real estate acquired through settlement of loans is recorded at the lower of carrying value or fair value less estimated selling costs. At the time of foreclosure, any excess of the loan amount over the fair value of the property is written off. Specific valuation allowances for estimated losses are provided on real estate when a further decline in value occurs after the property has been acquired. Specific allowances on foreclosed real estate of $1.6 million existed at the end of 1996 and $3.9 million at the end of 1995. The decline in reserves is consistent with the lower balance of real estate outstanding at December 31, 1996. Stockton Savings may finance the sale of real estate owned with a loan which may involve more favorable terms than normally permitted by applicable regulations or the Bank's loan underwriting criteria. If the terms are more favorable than what would normally be offered, the differential in terms is discounted and recorded as a loss at time of disposition of the foreclosed asset. If a loan made to facilitate the sale of real estate owned involves relaxed underwriting criteria, the loan is classified as a "loan to facilitate" on the balance sheet. No loans to facilitate existed for any periods covered under this filing.

         The level of nonperforming assets declined by 26% in 1996 compared to the prior year. Improvements were noted in all nonperforming asset categories with the exception of 1-4 family residential mortgage delinquencies and 1-4 family residential real estate owned.

         Gains and losses on sale and loss provisions on real estate owned through foreclosure are summarized below for the calendar years indicated:


            Gain or Loss on Sale and Loss Provisions on Real Estate Owned Through Foreclosure
                                              (in thousands)

                                                         For the Years Ended December 31,
                                      1996            1995           1994           1993          1992
                                      -----          -----          -----          -----          -----
Gains on sale                        $  662        $   236        $   385        $   384        $  263
Losses on sale                         (105)          (228)          (221)          (164)          (97)
Provisions for losses                  (430)        (1,630)        (2,385)        (1,245)         (281)
                                       -----        -------        -------        -------        ------
Total impact on income               $  127        $(1,622)       $(2,221)       $(1,025)       $ (115)
                                       -----        -------        -------        -------        ------



         Loss provisions added on foreclosed real estate in 1996, 1995 and 1994 totalled $430,000, $1.6 million and $2.4 million, respectively. Provisions taken during 1995 and 1994 related primarily to losses inherent in a single property located in Galt, California collateralizing a construction loan.

         A summary of loan loss experience by loan type is provided in the following table:

                                     Analysis of Allowance for Loan Losses
                                                (in thousands)

                                                                     For the Years Ended December 31,
                                              1996         1995        1994         1993        1992
                                             ------       ------      ------       ------      ------
Balance at beginning of period               $8,174       $7,726      $9,965       $8,042      $5,047
Charge-offs
Mortgage Loans
 1-4 dwelling units                           1,508          338         197           42          --
 Multifamily and commercial                      --           --       1,142          630         380
Construction loans
 1-4 dwelling units                             217           --         145          220         390
 Land                                           433          847       1,343          170          --
                                             ------       ------      ------       ------      ------






Total charge-offs                            $2,158       $1,185      $2,827       $1,062      $  770
                                             ------       ------      ------       ------      ------
Recoveries                                       --           --         307           --          --
Net charge-offs                              $2,158       $1,185      $2,520       $1,062      $  770
                                             ------       ------      ------       ------      ------
Additions to allowances                      $1,261       $1,633      $  281       $2,985      $3,765
                                             ------       ------      ------       ------      ------
Balance at end of period                     $7,277       $8,174      $7,726       $9,965      $8,042
                                             ======       ======      ======       ======      ======
Ratio of net charge-offs during the period
to average loans outstanding during the
period                                         .23%         .13%        .29%         .12%        .10%



         The Bank took $2.2 million in charge-offs in the current year, largely due to foreclosures on single-family residences. Additions to loan loss allowances were lower than levels established in 1993 and 1992, reflecting the improvement in the level of nonperforming assets discussed above.

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

         Classified assets reported to OTS as of December 31, 1996, 1995 and 1994 are shown in the following schedule:

                              Classified Assets
                               (in thousands)
                               At December 31,

                                        1996           1995           1994
                                       ------         ------         ------
Substandard assets                    $ 22,579       $ 37,841        $ 47,310
Doubtful assets                             --             --              --
                                      --------       --------        --------
                                      $ 22,579       $ 37,841        $ 47,310
   Total                              ========       ========        ========


         General loan loss reserves are established on a percentage of loans classified as substandard and doubtful, as well as special mention and unclassified assets, according to the type of asset, historical loss experience and its perceived relative risk. A breakdown of the general allowance for loan losses is provided below:


                                             Allocation of Allowance for Loan Losses
                                                     (Dollars in thousands)
                                                         At December 31,

                                              1996                              1995                             1994
                                        Amt              %               Amt                %             Amt             %
                                        ---             ---              ---               ---            ---            ---
Mortgage loans
1-4 dwelling units                       $1,458         20.0               $1,069          13.1          $  818           10.6
Multifamily and Commercial                3,024         41.6                2,426          29.7           2,120           27.4
Construction loans                          450          6.2                1,022          12.5           1,727           22.4
Land loans                                  939         12.9                2,070          25.3           2,144           27.8
Other loans                                 292          4.0                  508           6.2              58             .7
Unallocated                               1,114         15.3                1,079          13.2             859           11.1
                                         ------         ----               ------          ----           -----           ----
                                         $7,277         100%               $8,174          100%          $7,726           100%
                                         ======         ====               ======          ====          ======           ====

                                               1993                             1992
                                               ----                             ----
                                        Amt              %               Amt                %
                                        ---             ---              ---               ---
Mortgage loans
1-4 dwelling units                     $  751           7.5               $1,129          14.0
Multifamily and Commercial              2,639          26.5                2,991          37.3
Construction loans                      1,092          10.9                1,239          15.4
Land loans                              3,804          38.2                2,133          26.5
Other loans                                57            .6                   --            --
Unallocated                             1,622          16.3                  550           6.8
                                       ------          ----               ------          ----
                                       $9,965          100%               $8,042          100%
                                       ======          ====               ======          ====



         For a more detailed discussion of asset quality, see the "Asset Quality" section in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

INVESTMENT ACTIVITIES

         Stockton Savings' second largest source of income is interest earned on investments. The Bank is required by federal regulation to maintain a balance of 5% of its average deposits and short-term borrowings in liquid assets with terms of five years or less. At December 31, 1996, the Bank's liquidity ratio was 5.54%. The Bank's liquidity qualifying investments generally consist of government-backed obligations and federal funds alternatives. Realistically, management seeks to maintain a liquidity ratio in the range of 5.5% and 6%. These levels are generally met only after all short-term borrowings have been retired.

         In addition to its liquidity qualifying assets, the Bank also has a large portfolio of mortgage-backed securities and collateralized mortgage obligations. These investments supplement the Bank's own lending portfolio and are utilized frequently as collateral for borrowings. In 1996, the Bank purchased primarily low-risk collateralized mortgage obligations to supplement loan origination volume.

         The following table summarizes the Bank's investments at December 31 for the periods indicated:


                        Investment Security Composition
                             (Dollars in thousands)
                                 At December 31,


                                                       1996             1995              1994            1993             1992
                                                      ------           ------            ------          ------           ------
Securities Available
  for Sale:
Federal funds                                        $  1,545          $    255        $     --          $    --        $    --
Mutual fund investment                                  1,145             4,424              --               --             --
U.S. Government and agency securities                  43,286            48,020          39,249               --             --
Collateralized mortgage obligations                   157,763            95,050          11,190               --             --
Mortgage-backed securities                            103,007           118,265           7,154               --             --
Other                                                      18                22              --               --             --
                                                     --------          --------        --------          -------        -------
Total Available for Sale                             $306,764          $266,036        $ 57,593          $     0        $     0
                                                     --------          --------        --------          -------        -------


Securities Held to Maturity:
Federal funds                                        $     --          $     --        $    350         $ 11,400       $    925
Mutual fund investment                                     --                --           2,901           19,233          9,212
Securities purchased under agreements
  to resell                                                --                --              --               --            700
U.S. Government and agency securities                      --                --           6,335           20,905         24,068
Collateralized mortgage obligations                        --                --          46,414           30,575         33,910
Mortgage-backed securities                                 --                --         159,436           80,405         84,603
Other                                                      --                --              74               10             10
                                                     --------          --------        --------         --------       --------
Total Held to Maturity                               $      0          $      0        $215,510         $162,528       $153,428
                                                     --------          --------        --------         --------       --------


Trading Account
 Securities:
Mutual fund investment                               $     --          $     --        $     --         $  3,244       $    233
U.S. Government and agency securities                      --                --              --           17,858         20,381
                                                     --------          --------        --------         --------       --------
Total Trading Account                                $      0          $      0        $      0         $ 21,102       $ 20,614
                                                     --------          --------        --------         --------       --------
Total Investment Securities                          $306,764          $266,036        $273,103         $183,630       $174,042
                                                     ========          ========        ========         ========       ========
Weighted average rate at end of period                  6.69%             6.66%           6.70%            5.58%          6.75%
                                                     ========          ========        ========         ========       ========



         Statement of Financial Accounting Standards 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities", adopted on January 1, 1994, requires the classification of securities as available for sale or held to maturity.

         The Bank designated its entire investment portfolio as available for sale in 1995. In 1996, $46.8 million in securities classified as available for sale were sold and net gains of $716,000 were recorded. During 1995, $52.1 million in securities classified as available for sale were sold with net losses of $27,000 recorded. The designation made by management in August 1995 was the result of a decision by management at that point in time to restructure its balance sheet. See Notes 2 and 3 of the Financial Statements and Supplementary Data in Item 8.

         At December 31, 1994, the Bank had classified $52.8 million of securities and $159.4 million of mortgage-backed securities as held to maturity. An additional $50.4 million in securities were classified as available for sale. During the year, $14.2 million in securities classified as available for sale were sold with net losses of $66,000 recorded.

         The Bank designated $17.9 million in treasury securities at December 31, 1993 as held for trading purposes. These assets were under active management by portfolio managers and, as such, were marked-to-market value with the resulting gain or loss shown as an adjustment to pretax income. Net losses recognized on trading activities during 1994, 1993 and 1992 totalled $416,000, $15,000 and $471,000, respectively. No investments designated as held for trading purposes were outstanding at year-end, 1996, 1995 or 1994 as all such assets were transferred to other portfolios at market value in 1994 as described in Note 2 of the Financial Statements and Supplementary Data, Item 8.

         The Bank's investment securities and mortgage-backed securities held for investment purposes totalled $162.5 million at December 31, 1993. The Bank had the intent and ability to hold investment-designated securities to maturity. No securities designated as held for investment purposes were sold during 1993. No securities were classified as held for sale at December 31, 1993.

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

                                    SSC Profit
                                  (in thousands)
                         For the Years Ended December 31,
                                       1996             1995             1994
                                      ------           ------           ------
Preferential return                    $   -         $    9           $  973
SSC profit split                         167            (39)            (155)
                                      ------          ------           ------
Total gross  profits                  $  167         $  (30)          $  818
                                      ======          ======           ======


         The slow real estate market has led to declining sales, reduced profit margins and significant loss provisions established on the Bank's remaining real estate investment inventory.

         SSC recorded minimal loss reserves on real estate in 1996 after establishing provisions of $4.1 million and $2.7 million in 1995 and 1994, respectively. For a more detailed discussion of real estate development activities see the "Real Estate Investment" section in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

         The regulatory section of this text discusses the implications of current regulatory constraints on real estate investment opportunities for savings banks. The constraints no longer make investment in real estate through a subsidiary of Stockton Savings a feasible alternative. The Bank's indirect investment in real estate through SSC is limited to 2% of assets. In addition, this investment can no longer be included in capital when calculating the Bank's regulatory capital. See "Regulation - Leverage Requirement".

         The Bank anticipates selling all projects currently owned by SSC in 1997.


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

                                            Savings and Checking Activity
                                               (Dollars in thousands)
                                          For the Years Ended December 31,

                                          1996              1995            1994            1993           1992
                                          ----              ----            ----            ----           ----
Interest credits                        $35,507          $ 39,995        $ 30,584       $ 30,986       $ 39,670
Deposits purchased                        7,503                --              --             --             --
Net (withdrawals) deposits              (45,324)          (80,918)         85,429        (38,429)       (35,839)
                                        -------          --------        --------        --------       --------
Net (decrease) increase                 $(2,314)         $(40,923)       $116,013       $ (7,443)      $  3,831
                                       ========          ========        ========        ========       ========
Cost of savings                           4.53%             4.75%           4.19%           3.67%          4.26%

Number of accounts:
  Savings                               61,251            59,496          56,751          53,357         53,963
  Checking                              42,258            35,778          32,871          29,106         25,288



         Deposits were down by $2.3 million in 1996 and $40.9 million in 1995. The declining rate environment during these periods, making these investments a less attractive alternative, as well as the decline of $56.7 million in brokered funds, were responsible for the decrease. Conversely, deposits increased by $116 million in 1994, the result of a higher, more favorable rate environment as well as the acquisition of $61 million in brokered funds.

         Net deposit balances are shown below for the dates indicated:

                                           Deposits by Type and Interest Rate
                                                 (Dollars in thousands)
                                                     At December 31,

                                                      % of                           % of                           % of
                                       1996           Total           1995           Total           1994           Total
                                       ----           -----           ----           -----           ----           -----
Passbook accounts                    $ 47,059         4.91%         $ 47,423         4.94%         $ 53,376         5.33%
Checking accounts:
  Interest-bearing                     97,096         10.14           91,231          9.50           98,250          9.81
  Noninterest-bearing                  18,627          1.94           17,381          1.81           11,967          1.20
  Money Market accounts                56,749          5.93           66,066          6.88           85,844          8.58
Certificate Accounts:
  2.00% to 2.99%                          354           .04              509           .05            5,820           .58
  3.00% to 3.99%                        5,405           .56            9,819          1.02          119,104         11.90
  4.00% to 4.99%                      187,906         19.62          132,274         13.78          263,036         26.27
  5.00% to 5.99%                      500,505         52.25          372,310         38.78          222,917         22.27
  6.00% to 6.99%                       37,582          3.92          213,362         22.22          131,620         13.15
  7.00% to 7.99%                        6,394           .67            9,360           .97            7,069           .71
  8.00% to 8.99%                          157           .02              272           .03            1,246           .12
  9.00% to 9.99%                           --            --              141           .02              592           .06
 10.00% to 10.99%                          --            --               --            --              229           .02
                                     --------        ------         --------        ------       ----------        ------
Total Deposits                       $957,834       100.00%         $960,148       100.00%       $1,001,070       100.00%
                                     ========        ======         ========        ======       ==========        ======

         The maturities of Stockton Savings' certificate accounts are an indication of the relative stability of the supply of lendable funds. Every effort is made to extend the maturities of accounts to simulate the maturities and rate adjustments of the Bank's loan portfolio. The following schedule illustrates the Bank's certificate accounts by maturity as of December 31, 1996:


                                               Savings Certificates by Maturity
                                                        (in thousands)
                                                     At December 31, 1996

  Interest Rate                        1997               1998               1999              After 1999               Total
                                      ------             ------             ------             ----------              -------
 2.00% to  2.99%                     $    143           $    212           $     --              $     20              $    375
 3.00% to  3.99%                        5,399                 --                  1                     4                 5,404
 4.00% to  4.99%                      184,078              2,032                551                 1,245               187,906
 5.00% to  5.99%                      398,322             82,522             12,352                 7,289               500,485
 6.00% to  6.99%                       14,611             11,930              3,617                 7,425                37,583
 7.00% to  7.99%                        2,772              1,117                594                 1,910                 6,393
 8.00% to  8.99%                          150                  3                  4                    --                   157
                                     --------           --------           --------              --------              --------
                                     $605,475           $ 97,816           $ 17,119              $ 17,893              $738,303
                                     ========           ========           ========              ========              ========


         The Bank's deposit maturity structure was shortened during 1996, reflecting the depositor's bias towards decreasing interest rates and their corresponding desire not to want to lock in current interest rates long term.

         Average balances and rates for deposits are shown below for the periods indicated:

                                             Average Deposits by Type and Interest Rate
                                                       (Dollars in thousands)

                                                                    For Years Ended December 31,
                                           1996                              1995                             1994
                                   Balance           Rate           Balance           Rate           Balance           Rate
                                   -------           ----           -------           ----           -------           ----
Checking Accounts
  Interest-bearing                 $ 94,930         1.34%           $ 92,701         1.56%          $102,925          1.58%
  Non interest-bearing               17,476            --             14,858            --             7,984             --
Savings Accounts                    102,035         2.77%            123,228         2.72%           150,134          2.35%
Certificate Accounts                735,947         5.32%            758,778         5.54%           672,957          4.43%
                                   --------         -----           --------          ----          --------           ----
Total                              $950,388         4.55%           $989,565         4.85%          $934,000          3.75%
                                   ========         =====           ========          ====          ========           ====


Does not include impact of interest rate swaps or interest forfeitures.


         The Bank's balance of less rate-sensitive checking and savings account balances declined by $16 million in 1996 as funds were attracted out of money market accounts into higher-yielding 3- month certificates. The actual number of checking accounts, a product the Bank is emphasizing, grew by 6,480, even though net balances remained fairly flat. The difference in yield between these accounts and current interest rates became too great, causing depositors to invest excess funds in higher-yielding certificates.

         The Bank held "jumbo" certificates of deposit (deposits of $100,000 or more) of $166 million at December 31, 1996. Certificate maturities as of that date were as follows:

                      Jumbo Maturities
                       (in thousands)
                    At December 31, 1996
3 months or less                                     $ 45,510
3 to 6 months                                          21,816
6 to 12 months                                         56,390
More than 12 months                                    41,835
                                                     --------
Total                                                $165,551
                                                     ========



         At December 31, 1996, savings of out-of-state account holders amounted to $12.1 million, less than 1.3% of total savings.

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

Reverse repurchase agreements declined somewhat in 1996 as short-term borrowings were replaced with Federal Home Loan Bank advances.

         Collateralized Mortgage Obligations: The Bank's finance subsidiary, Stockton Securities Corporation, exists primarily to issue debt as securities. In March 1985, a $50 million CMO was issued (Series A), secured by $57 million in fixed-rate mortgage loans converted to FHLMC participation certificates. In December 1987, an additional $57 million CMO was issued (Series B), collateralized by $57 million in FHLMC certificates. The debt service on the CMOs corresponds with the cash flow on the participation certificates and, therefore, provides a close matching of the underlying asset and liability maturities, reducing exposure to interest rate risk. The Series A bonds were paid off in total during 1992 and the Series B bonds were repaid in 1996.

         Federal Home Loan Bank Advances: As a member of the Federal Home Loan Bank ("FHLB") System, the Bank is entitled to borrow funds from the FHLB of San Francisco on the security of capital stock of FHLB owned by Stockton Savings, certain mortgage loans and other specified securities. Funds are advanced to an association based on its creditworthiness and ability to pay. There are currently no restrictions on the Bank's ability to borrow from the FHLB. The weighted average rate on advances at December 31, 1996 and 1995 was 5.97% and 5.98%, respectively. The following table identifies FHLB advances by type of borrowing for each period indicated:

                                            Federal Home Loan Bank Advances By Type
                                                         (In thousands)
                                                        At December 31,

                                                               1996                       1995                        1994
                                       Reprice             %                        %                           %
                                        Freq.            Rate       Balance        Rate       Balance         Rate       Balance
                                        -----            ----       -------        ----       -------         ----       -------

Long-term fixed rate                     --              6.09       $200,000       6.06       $110,000        5.80      $ 65,000
Adjustable-rate credit              Mtly/SemiAnn         5.61         35,000       5.63         25,000        5.04        45,000
Short-term collateralized             Wkly/Mtly          5.56         28,500       5.95         27,500          --            --
                                                         ----       --------       ----       --------        ----      --------
Total FHLB advances                                      5.97       $263,500       5.98       $162,500        5.49      $110,000
                                                         ====       ========       ====       ========        ====      ========


         The advances added in the current year were used to purchase medium-term fixed-rate collateralized mortgage obligations. The weighted average remaining maturity on the advances added in 1996 was 1.5 years.

         The following table summarizes consolidated borrowings as of December 31 for the years indicated:

                                                 Borrowings By Type
                                               (Dollars in thousands)
                                                  At December 31,

                                                  1996           1995           1994           1993           1992
                                                  ----           ----           ----           ----           ----
Federal Home Loan Bank advances                 $263,500       $162,500       $110,000       $110,800       $ 52,800
Collateralized mortgage obligations                   --          6,463          7,898         14,147         28,873
Reverse repurchase agreements                     19,550         35,408         64,978            396            544
                                                --------       --------       --------       --------       --------
Weighted average cost of borrowings             $283,050       $204,371       $182,876       $125,343       $ 82,217
                                                ========       ========       ========       ========       ========
                                                   5.93%          6.02%          5.92%          5.64%          7.12%
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

         The impact of the first two factors on net interest income is illustrated on Table II of Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7. Discussion of changes in the components of net interest income in 1996, 1995 and 1994 is reflected under "Net Interest Income" of Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

         Net interest income before capitalized interest decreased by $1.8 million in 1994 relative to 1993. A 59 basis point decline in spread more than offset the benefit received from a $124 million increase in average interest-earning assets.

         Asset yields declined much more significantly than funding costs in 1994 as the large increase in rates during the year began to negatively impact funding costs while asset yields had still not received any benefits from the rising rate environment.

         A 91-basis point drop in the loan portfolio yield in 1994 relative to 1993 was partially offset by a 36 basis point increase in investment yields and a 14 basis point decline in funding costs. The drop in loan yields was due to the continued prepayment of higher yielding loans, the lower initial start rate on adjustable-rate product as well as to the decline in COFI.

         The downward repricing of higher-costing long-term deposits as well as the drop in rates on transaction accounts led to the decline in deposit costs in 1994. The addition of short-term higher cost borrowings partially offset the benefit from lower deposit costs.

         As indicated above, changes in the balance of interest-earning assets relative to interest-bearing liabilities also impact net interest income. The table below reflects the composition of the Bank's average balance sheet for the three periods indicated and highlights these changes:

                                               Average Balance Sheet
                                                   (In thousands)
                                          For the Years Ended December 31,

                                                             1996                    1995                    1994
                                                             ----                    ----                    ----
ASSETS
  Interest-earning assets:
Federal funds sold and securities
  purchased under agreements to resell                     $      677             $      513              $    7,863
U.S. Government and agency securities                          45,346                 44,463                  39,719
Mortgage Derivative securities                                141,530                 68,303                  50,389
Mutual fund investments                                         3,974                  4,002                   8,067
Other investment securities including
 FHLB stock                                                    12,275                 10,072                  12,646
Mortgage-backed securities (net)                              108,307                153,618                 130,324
Loans receivable (net)                                        941,031                927,151                 879,293
                                                           ----------             ----------              ----------
  Total interest-earning assets                            $1,253,140             $1,208,122              $1,128,301
  All other assets                                             51,932                 65,931                  73,756
                                                           ----------             ----------              ----------
  Total average assets                                     $1,305,072             $1,274,053              $1,202,057
                                                           ==========             ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
Deposits                                                   $  950,388             $  989,565              $  934,000
Federal Home Loan Bank advances                               225,949                120,715                 118,113
Securities sold under agreements to
 repurchase                                                    26,090                 59,120                  37,506
Mortgage-backed bonds                                           3,770                  7,235                   9,378
Other borrowings                                                   --                     --                      49
                                                           ----------             ----------              ----------
  Total interest-bearing liabilities                       $1,206,197             $1,176,635              $1,099,046
  All other liabilities                                        11,392                 13,331                  20,022
  Stockholders' equity                                         87,483                 84,087                  82,989
                                                           ----------             ----------              ----------
Total average liabilities and equity                       $1,305,072             $1,274,053              $1,202,057
                                                           ==========             ==========              ==========

Averages are calculated on a daily basis.


         Net interest income has benefitted over the past two years from a decline in the level of real estate outstanding. As the level of problem assets and real estate investments continues to decline, net interest income will continue to benefit.


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

         Most of the Bank's permanent ARMs are indexed to a spread over the 11th District COFI. These loans assist in reducing interest rate exposure and maintaining spreads, particularly when the Bank is able to keep its average cost of funds below that of the Eleventh District. The Bank's cost of funds was equal to or less than the Eleventh District during 1996 as well as 1995. Although ARMs are effective in reducing risk in less volatile interest rate environments, periodic and lifetime interest rate adjustment "caps" contained in all permanent ARM product, the average repricing period as well as the lagging nature of the COFI index, limit the ability of these loans to reduce rate vulnerability in volatile rate environments. As a result, the benefits derived from the rising rate environment in 1994 on asset yields did not really begin to occur until 1995. Alternatively, falling rates in the second half of 1996 have not yet had a negative impact on asset yields.

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

         The average repricing period on deposits has declined steadily over the past few years as depositors have been reluctant to lock in lower rates for a long period of time.

         During 1996, the Bank continued to restructure its balance sheet to reduce vulnerability to rising rates. Specifically, although long-term fixed-rate assets remained fairly flat during the period, long-term fixed-rate advances increased by $63 million. In addition, although total adjustable-rate mortgages increased only minimally during the year, less rate-sensitive 1-month COFI product and 6-month Treasury product increased by $44 million while 6-month COFI loans declined by $35 million.

         In an effort to reduce balance sheet vulnerability to rising interest rates in 1995, the Bank reduced its level of long-term fixed-rate assets by $84 million, increased its level of current-index floating-rate assets by $40 million and COFI product by $33 million. The level of long-term fixed-rate borrowings increased by $45 million while the maturity structure of deposits remained fairly constant. The Bank took advantage of a higher capital position in 1994 by growing assets 15.5% or $171.5 million from the prior year. The purchase of $88.3 million in 15-year, fixed-rate mortgage-backed securities as well as a $91.3 million increase in the balance of loans receivable, provided most of the growth. The increase in loans receivable came primarily through growth in the balance of COFI mortgages held. Asset growth was funded through an increase in retail deposits, long-term fixed-rate borrowings and short-term debt. The increase in the balance of short-term funds made the Bank more vulnerable to declining spreads in rising rate environments.

LIQUIDITY

         The Bank's primary source of liquidity to fund new loan originations comes from repayments of loans already in the portfolio and sales of loans in the secondary market. Desired asset growth may be funded through deposit growth by pricing deposits more competitively or through deposit acquisitions. FHLB advances are also an alternative to fund growth. For short-term liquidity needs, the Bank's portfolio of mortgage-backed securities and other security investments totaling $144 million as of December 31, 1996, can be utilized as collateral to borrow under reverse repurchase agreements. A significant portion of the Bank's single-family loan portfolio is also available as collateral for FHLB advances. The Bank can also use brokered deposits as a short-term funding vehicle in place of reverse repurchase agreements.

         Excess liquidity is usually utilized to pay off short-term borrowings and, in some cases, absorb deposit runoff, particularly when taking advantage of a reduction in the cost of funds. Excess funds may also be used to purchase loans, particularly if management is attempting to maintain or increase asset size.

         The Bank experienced moderate asset growth of 6% in 1996 after no growth in 1995. An improved regulatory capital position as a result of good earnings and a reduced level of real estate investments outstanding provided for the opportunity.

         Short-term liquidity is not expected to increase in 1997, particularly if rates remain stable and the level of prepayment and sale activity is weak.

SUBSIDIARIES AND AFFILIATES

         Stockton Service Corporation is a wholly-owned subsidiary of Stockton Savings, formed primarily for the purpose of investing in real estate. See "Real Estate Development Activities". The Bank's loans to and investments in this subsidiary totalled $1.7 million at December 31, 1996. The Subsidiary is incorporated in the State of California.

         Stockton Securities Corporation is a wholly-owned finance subsidiary of the Bank, organized to issue collateralized mortgage obligations. The subsidiary recorded net income of $8,000 for 1996 compared to losses of $41,000 and $203,000 in 1995 and 1994, respectively. See "Borrowing Activity - Collateralized Mortgage Obligations" for a further discussion of this subsidiary's activities. The Bank's investment in this subsidiary totalled $47,000 at December 31, 1996. The Subsidiary is incorporated in the State of California.

         Stockton Financial Corporation was formed to act as the trustee for the deeds of trust that secure the loans made by the Bank. Stockton Financial Corporation also operates as a life and disability insurance agent, collecting premiums on policies sold to Bank borrowers. In 1988, Stockton Financial contracted with Marketing One, a licensed insurance and securities brokerage firm, to offer single-premium deferred annuities and securities products to Bank depositors. Stockton Financial Corporation receives a commission on all products sold. During 1996, commissions earned from Marketing One sales totalled $680,000 compared to commissions of $573,000 and $724,000 recorded in 1995 and 1994, respectively. The 1996 net income of Stockton Financial was $424,000, compared to $374,000 and $471,000 in 1995 and 1994, respectively. This year's increase in net income was due entirely to the higher level of Marketing One commissions earned. The Bank's investment in this subsidiary totalled $149,000 at December 31, 1996. The Subsidiary is incorporated in the State of California.

COMPETITION AND ECONOMIC CONDITIONS

         The Bank's principal competitive market is in San Joaquin and Stanislaus counties in the northern part of California's Central Valley. The Bank competes for real estate loans against other savings and loan associations, mortgage companies, banks, insurance companies, government agencies and real estate investment trusts. Interest rates, loan fee charges, types of mortgages and quality of services rendered are the primary competitive factors. The Bank is the largest real estate lender in San Joaquin County and one of the largest in Stanislaus County. Competition has increased substantially as many major California savings and loan associations, banks and mortgage brokers have come to the Northern Central Valley looking for lending opportunities. In order to continue to grow, the Bank continued to focus in 1996 on expanding lending activities to surrounding areas such as greater Sacramento and Fresno as well as to offer new loan products such as FHA loans.

         The Bank competes for deposits against other savings and loan associations, commercial banks, brokerage firms, money market funds and credit unions. Primary competitive factors include convenience of office location and hours, available services and rates of return on invested funds. The Bank's offices held $557.0 million in deposits in San Joaquin County, $199.7 million in Stanislaus County and an additional $201.2 million in other counties in Northern Central California at December 31, 1996. In terms of market share of deposits, the Bank is among the largest in both San Joaquin and Stanislaus counties.


EMPLOYEES

         The Bank had 353 full-time equivalent employees, including executive personnel on December 31, 1996. Employees are not represented by any collective bargaining agent. The Bank provides employees with health, major medical and life insurance benefits and maintains a 401(k) plan.

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

         The Company is a nondiversified unitary savings and loan holding company. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, as long as the Bank remains a qualified thrift lender ("QTL"). If the Bank fails the QTL test, the Company may not engage in or continue after such failure, directly or through its other subsidiaries, any business activities not permitted to multiple savings and loan holding companies or their subsidiaries. In addition, the Company would have to register as and be subject to limits on a bank holding company if the Bank ceased to be a QTL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Economic Growth and Regulatory Paperwork Reduction Act of 1996 made certain changes to the QTL test. See "Regulation of the Bank -- Qualified Thrift Lender Test" and "FDICIA."

         RESTRICTIONS ON ACQUISITIONS BY THE COMPANY. If the Company acquires control of another savings institution as a separate subsidiary, the Company would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other savings association) would become subject to restrictions under HOLA. No multiple savings and loan holding company or subsidiary thereof that is not a savings association may commence, or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or an escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings association subsidiary; (iv) holding or managing properties used or occupied by a subsidiary savings association; or (v) acting as a trustee under deeds of trust. In addition, unless prohibited or limited by the OTS, a multiple savings and loan holding company may engage in nonbanking activities permissible for bank holding companies, including, but not limited to, investment advice, leasing, underwriting credit insurance, management consulting services, and securities brokerage activities, as the Federal Reserve Board ("FRB") determines under Section 4(c)(8) of the Bank Holding Company Act of 1956 ("Bank Holding Company Act"), and may engage in those activities authorized by the FHLBB, the predecessor to the OTS, for multiple savings and loan holding companies as of March 5, 1987. A multiple savings and loan holding company must obtain prior OTS approval before it may engage in any particular activity permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act. Moreover, the insured depository institution subsidiaries of a multiple savings and loan holding company are subject to the provisions of the Federal Deposit Insurance Act ("FDI Act") added by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which imposes liability for losses incurred by the FDIC in connection with the default of, or assistance provided to, a commonly controlled insured depository institution.

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

         The Company entered into a capital maintenance agreement with the OTS in connection with the holding company reorganization of the Bank. Accordingly, this regulation would apply to the Company if it ever sought to divest control of the Bank. On December 9, 1996, the Company announced the signing of a definitive agreement, pursuant to which the Company will be acquired by TI. See "Merger with Temple-Inland Inc." for further discussion regarding the transaction. Any appropriate notice will be filed with the OTS before the acquisition by TI is consummated.

         RESTRICTIONS ON ACQUISITION OF THE COMPANY. Under the Bank Holding Company Act, the approval of the FRB would be required before any company that controlled a "bank" as defined in the Bank Holding Company Act (e.g., a commercial bank) could acquire and operate a savings association, such as the Bank. The Change in Bank Control Act and the savings and loan holding company provisions of the Home Owners' Loan Act, together with the regulations of the OTS under those Acts, require that the consent or nondisapproval of the OTS be obtained prior to any person or company acquiring "control" of a savings association or a savings and loan holding company. Under the OTS regulations, control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of the association. Control is rebuttably presumed to exist if a person acquires more than 10% of any class of voting stock (or more than 25% of any class of nonvoting stock) and is subject to any of several "control factors." The control factors relate, among other matters, to the relative ownership position of a person, the percentage of debt and/or equity of the association controlled by the person, agreements giving the person influence over a material aspect of the operations of the association and the number of seats on the board of directors of the association held by the person or his designees. The regulations provide a procedure for challenge of the rebuttable control presumption. Restrictions applicable to the operations of savings and loan holding companies and conditions imposed by the OTS in connection with its approval of companies to become savings and loan holding companies may deter companies from seeking to obtain control of the Company. TI, which is a savings and loan holding company, will obtain required approval prior to the acquisition of the Company. See "Merger with Temple-Inland Inc."

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

         CAPITAL REQUIREMENTS. General. The Bank must meet three primary capital requirements: a leverage requirement, a tangible capital requirement, and a risk-based capital requirement. As of December 31, 1996, the Bank was in compliance with all three requirements, as described in the following paragraphs:

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

         Intangible assets such as core deposit premiums are generally deducted from core capital. FIRREA also requires deductions from core capital for certain investments in service corporations and other subsidiaries. In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks (which are generally more limited than activities permissible for savings associations and their subsidiaries) must generally be deducted in calculating a savings association's core capital. Except for subsidiaries that are insured depository institutions, all subsidiaries engaged in permissible activities are required to be consolidated for purposes of calculating capital compliance by the parent.

         SSC, the wholly-owned subsidiary service corporation of the Bank, is engaged in real estate development, an activity impermissible for the Bank. Accordingly, all loans to and investments in SSC by the Bank must be deducted from the Bank's capital. As of December 31, 1996, all loans to and investments in SSC or $1.7 million were deducted from the Bank's capital.

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

         RISK-BASED CAPITAL REQUIREMENT. The risk-based requirement promulgated by the OTS is required by FIRREA to track the standard applicable to national banks, except as the OTS may determine to reflect interest rate and other risks not specifically included in that standard. However, such deviations from the national bank standard may not result in a materially lower risk- based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the standard prescribed by the Office of the Controller of the Currency ("OCC") for national banks. Although the OTS has adopted regulations that require associations with significantly more than normal interest rate risk to meet higher risk-based capital requirements, the effective date for these regulations has been deferred indefinitely.

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

         See Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and Note 12 of the Financial Statements and Supplementary Data, Item 8, for a more detailed discussion of the Bank's regulatory capital position.

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

         CAPITAL DISTRIBUTIONS. Limitations are imposed by OTS regulation upon all "capital distributions" by savings associations, including cash dividends, payments by institutions in a cash- out merger and other distributions charged against capital. A three-tiered system of regulation is established, with the greatest flexibility afforded to well capitalized institutions. Under the capital distribution regulation, an association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or greater than the amount of its fully phased-in capital requirement is a Tier 1 association ("Tier 1 Association").

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

         Pursuant to a provision enacted as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, an association alternatively may be a qualified thrift lender if it qualifies as a domestic building and loan association, as such term is defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. As of December 31, 1996, the Bank was in full compliance with the QTL test.

         Any savings association that fails to meet the QTL test must convert to a commercial bank charter, unless it requalifies as a QTL on an average basis in at least three out of every four quarters for two out of three years and thereafter remains a QTL. If an institution that fails the QTL test has not yet requalified and has not converted to a commercial bank, its new investments and activities are limited to those permissible for a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB advances and is subject to national bank limits for payment of dividends. If such associate has not requalified or converted to a commercial bank charter three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB advances. If any institution that fails the QTL test and is subject to these restrictions on activities is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and would be subject to all restrictions on bank holding companies. These restrictions would limit the activities of the holding company to those activities that the FRB has determined are closely related to banking. Certain temporary and limited exceptions from meeting the QTL test may be granted by the OTS.

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

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term U.S. treasury obligations) and long-term assets (e.g., U.S. treasury obligations of more than one and less than five years and certain federal and state agency obligations). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in U.S. Government securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. The OTS may designate as liquid assets certain mortgage related securities and certain mortgage loans qualifying as backing for certain mortgage-backed securities with less than one year to maturity. Penalties may be imposed upon associations for violations of liquidity requirements. At December 31, 1996, the Bank was in compliance with these requirements, with an overall liquidity ratio of 5.57% and a short-term liquidity ratio of 1.48%.

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

         This limitation is applicable on a prospective basis only. At December 31, 1996, the maximum amount that the Bank could lend to one borrower (and related entities) under the limit imposed by FIRREA was approximately $13.2 million. At that date, the largest amount of loans that the Bank had outstanding to any one borrower was approximately $12.4 million.

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

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 ("Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of

March 31, 1995, payable November 27, 1996 ("SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was tax deductible. The SAIF Special Assessment recorded by the Bank amounted to approximately $6.6 million on a pre-tax basis and approximately $3.9 million on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits will be assessed an annual FICO payment of approximately 1.3 basis points, while SAIF deposits will be assessed a payment of approximately 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, SAIF assessments have been lowered to a range between 0 and 27 basis points effective January 1, 1997, a range comparable to that paid by BIF members. However, SAIF members will continue to make the higher FICO payments described above.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of San Francisco, which is 1 of 12 regional FHLBs which are subject to oversight by the Federal Housing Finance Board ("FHFB"). As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB of San Francisco in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, 0.3% of its assets, or 5% (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1996, the Bank had $13.7 million in FHLB stock, which was in compliance with this requirement. At December 31, 1996, the Bank had $263.5 million in FHLB advances outstanding.

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

         In past years, the Bank has received substantial dividends on its FHLB stock. During the past 5 years, such dividends have averaged 4.33% and were 6.09% or $727,000 for fiscal year 1996. Certain provisions of FIRREA require all 12 FHLBs to contribute funds to REFCO. In addition, pursuant to FIRREA, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low and moderate income, owner-occupied housing and affordable rental housing, and certain have adversely affected other community purposes. These contributions affect the level of FHLB dividends paid and the value of FHLB stock, as well as interest rates payable on FHLB advances.

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and nonpersonal time deposits. At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

         FDICIA required the federal banking agencies, including the OTS, to establish the levels at which insured depository institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. As a result, the federal banking agencies established the following applicable capital levels for institutions within their jurisdictions: well capitalized institutions have a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk- based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater; adequately capitalized institutions have a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio and leverage ratio of 4.0% or greater; undercapitalized institutions have a total risk-based capital ratio below 8.0% or a Tier 1 risk-based capital ratio or leverage ratio below 4.0%; significantly undercapitalized institutions have a total risk-based capital ratio below 6.0% or a Tier 1 risk-based capital ratio or leverage ratio below 3.0%; and critically undercapitalized institutions have a ratio of tangible equity to total assets equal to or below 2.0%. The Bank was considered well capitalized under the above definition as of December 31, 1996 as its total risk-based, Tier 1 risk-based and leverage ratios were 12.69%, 11.82% and 6.43%, respectively.

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

         Under FDICIA, the federal bank regulatory agencies are required to adopt uniform capital and accounting rules with respect to reports filed with those agencies. The accounting rules require the disclosure of the market value of assets and liabilities and the disclosure of contingent liabilities in the regulatory reports of a depository institution. The investment activities of a savings association must be in compliance with approved and documented investment policies and strategies and must be accounted for in accordance with GAAP. Management must support its classification of and, to the extent feasible, accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Management of the Bank believes that it is in compliance with these requirements. At December 31, 1996, the Bank had designated approximately $7.1 million of loans as held for sale and approximately $304.1 million of investments and mortgage-backed securities as available for sale. The effect of these requirements may be to reduce the ability of the Bank to respond in a timely manner to changes in the market for its investments without resulting in a change in the valuation of such investments from cost basis to market value.


DELAWARE TAXATION

         As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

FEDERAL AND STATE TAXATION

         Historically, thrift institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect "qualifying real property loans," which were generally loans secured by certain interests in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         In August 1996, the provisions repealing the special thrift institutions bad debt reserve rules were enacted as part of The Small Business Job Protection Act of 1996. The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (the last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and, as a result, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to its net specific charge-offs. Because the Bank's bad debt reserve as of December 31, 1995 is equal to its base year reserves, the Bank has no excess reserves to recapture. However, these bad debt reserves continues to be subject to the provision of present law referred to immediately below that requires recapture in the case of certain excess distributions to shareholders.

         To the extent that the Bank makes non-dividend distributions to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or
(ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The Bank does not expect to make any distributions out of its bad debt reserves.

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

         The California franchise tax applicable to the Bank is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations, because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The total tax rate was 11.3% in 1996, 11.3% in 1995 and 11.5% in 1994. Under California regulations, bad debt deductions are available in computing California franchise taxes using a maximum reserve balance limitation computed based on a six or a three-year moving average. The Bank and its subsidiaries file California state franchise tax returns on a combined reporting basis.

         The Company changed its method of accounting for income taxes as of January 1, 1992. See Note 11 of the Financial Statements and Supplementary Data,
Item 8, for further discussion of the implementation of SFAS 109.

ITEM 2.   PROPERTIES

The Bank owned or leased the following offices at December 31, 1996:

STOCKTON:                   501 W. Weber Ave. (Corporate Offices)
                            131 N. San Joaquin St. (Main Branch)
                            209 E. Channel St. (Parking Lot)
                            1782 W. Hammer Ln. (Branch)
                            2562 Pacific Ave. (Branch)
                            2287 W. March Ln. (Branch)
                            8135 N. West Ln. (Branch)
LODI:                       200 N. Church St. (Branch)
                            1150 W. Kettleman Ln. (Branch)
MANTECA:                    201 N. Main St. (Branch)
TRACY:                      1070 N. Tracy Blvd. (Branch)
MODESTO:                    3013 McHenry Ave. (Branch)
                            2601 T Oakdale Rd. (Branch)
                            1101 J St. (Branch)
                            3801 Yosemite Blvd (Branch)
TURLOCK:                    2846 Geer Rd. (Branch)
                            501 E. Olive St. (Branch)
ELK GROVE:                  9150 Elk Grove-Florin Road (Branch)
ANGELS CAMP:                479 S. Main St. (Branch)
SONORA:                     13755 A Mono Way (Branch)
ATWATER:                    1329 Broadway Ave. (Branch)
MERCED:                     3065 "G" St. (Branch)
JACKSON:                    P.O. Box 636 (11992 Hwy. 88 - Martell) (Branch)
ESCALON:                    1701 Main St. (Branch)
FRESNO:                     1015 W. Shaw Avenue (Branch)
SACRAMENTO:                 640 Watt Avenue, Suite 200 (Loan Center)
HANFORD:                    113 Court St. (Loan Center)
OAKDALE:                    1449 E. "F" St. (Branch)

The total net book value of the offices at December 31, 1996 was $15.6 million.

ITEM 3.   LEGAL PROCEEDINGS

         California Financial and its subsidiary are involved in various routine legal actions incidental to the business, none of which is believed to be material to the Company on an overall basis.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         California Financial stock is traded on the Nasdaq Stock Market. The following table sets forth the high ask and low bid prices of California Financial stock for the periods indicated as reported by the Nasdaq Stock Market and the distributions paid by California Financial with respect to each such period. In addition to the distributions set forth below, California Financial also paid a 10% stock dividend on December 15, 1993.


                                                                High/Ask           Low/Bid           Distributions
                                                                --------           -------           -------------
1995
   First Quarter..............................................   $ 15               $ 12                 $0.11
   Second Quarter.............................................   17 1/2               14                  0.11
   Third Quarter..............................................   20 1/4             15 3/8                0.11
   Fourth Quarter.............................................   22                 18 3/8                0.11
1996
   First Quarter..............................................   21 3/8               19                  0.11
   Second Quarter.............................................   22 1/4               20                  0.11
   Third Quarter..............................................   24 1/4             21 3/4                0.11
   Fourth Quarter.............................................   29 3/4             22 5/8                0.11
1997
   First Quarter (through March 14, 1997).....................   29 1/4             28 3/4                0.11


   The Company had 1,097 stockholders as of December 31, 1996.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

   The following schedule shows selected financial information for a five-year period not included elsewhere herein. Per share calculations for 1992 have been adjusted for a 10% stock dividend in 1993.

                                                           Statistical Ratios
                                                              December 31,
                                                  1996               1995              1994              1993             1992
                                                  -----              -----             -----            -----             -----
Net income/average stockholders'
equity                                             7.89%             2.26%             5.42%           12.07%            11.96%

General and administrative
expenses/gross income                             30.99%            26.51%            30.43%           25.44%            24.30%

Dividend payout ratio                             29.92%           107.72%            45.06%           21.60%            19.44%



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

   On December 9, 1996, the Company announced its intention to merge with Temple-Inland, Inc., subject to the approval of the Company's shareholders and primary regulator. See "Business-Merger with Temple-Inland Inc.," Item 1.

   Earnings for the Company increased substantially in 1996 relative to 1995 and 1994, despite incurring a one-time $6.6 million charge to recapitalize the SAIF.

         A widening net interest margin, due primarily to increases in the yield on the Bank's loan portfolio as a result of the upward repricing of adjustable-rate mortgages indexed to the COFI, as well as a decline in the cost of deposits, corresponding to a decline in short-term interest rates, led to a strong increase in the Bank's average spread in 1996.

   Aggressive write-downs taken on real estate in 1994 and 1995, coupled with significant declines in the level of troubled assets and a somewhat improved real estate environment, reduced the amount of write-downs taken during 1996.

   The balance of nonperforming assets and nonearning real estate investments continued to decline as the level of nonperforming assets was $16.9 million at year-end 1996, compared to $22.7 million a year earlier. The balance of real estate held for development purposes, which is not considered a nonperforming asset, totalled $1.0 million compared to $6.5 million a year earlier. The lower balance of nonearning assets should continue to have a positive impact on the Bank's margin in 1997 as well as on overall earnings.

                              RESULTS OF OPERATIONS

   The Company reported earnings of $6.9 million or $1.44 per share in 1996 compared to earnings of $1.9 million or $.40 per share in 1995 and $4.5 million or $.96 per share in 1994. Earnings trends over the three year period are highlighted as follows:

   - Net interest income, the major component of income for the Bank, increased substantially in 1996 relative to 1995, after declining in 1995 from 1994. Declining short-term rates in the later part of 1995 and early in 1996 had a positive impact on spread this year. Alternatively, gradually rising interest rates in 1994 had a negative impact on earnings in 1995.

   - Loss provisions established on the loan portfolio remained fairly flat over the past two years, reflective of the decline in the Bank's nonperforming asset ratio.

   - Operating expenses increased significantly in 1996 relative to 1995, due primarily to the $6.6 million SAIF recapitalization discussed above. Acquisition costs of $600,000 were also incurred in the current year relating to the proposed merger. Operating expenses in 1995 were somewhat understated due to a change in employee benefit plans which allowed the reversal of $1.5 million in pension expenses that had been previously incurred.

   - Noninterest income, nonexistent over the past two years, totalled $7.1 million in 1996. The lack of losses taken on real estate, increasing fee income and larger loan sale gains accounted for the tremendous improvement. Noninterest losses of $1.9 million were recorded in 1995 and 1994. Servicing and fee income recorded during these two periods was more than offset by real estate losses.

                               NET INTEREST INCOME

   Net interest income is impacted by the yield on interest-earning assets, the cost of interest-bearing liabilities, the amount and type of interest-earning assets and the level of interest-earning assets relative to interest-bearing liabilities. Net interest income totalled $39.8 million in 1996, up from $31.8 million in 1995 and $34.3 million in 1994. Table I breaks out the components of interest-earning assets and interest-bearing liabilities for the three years ending December 31, 1996.

                                                          TABLE I
                                           AVERAGE BALANCES (1) / AVERAGE RATES
--------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                             1996                   1995                  1994
----------------------------------------------------------------------------------------------------------------------------
LOANS:  (2)
   AVERAGE BALANCES                                               $   941,031            $   927,151            $   879,293
   INTEREST INCOME                                                     77,946                 72,589                 65,923
   WEIGHTED AVERAGE YIELD                                               8.28%                  7.83%                  7.50%
INVESTMENT AND MORTGAGE-BACKED SECURITIES: (3)
   AVERAGE BALANCES                                                   312,109                280,971                249,008
   INTEREST INCOME                                                     20,817                 18,540                 15,204
   WEIGHTED AVERAGE YIELD                                               6.67%                  6.60%                  6.11%
----------------------------------------------------------------------------------------------------------------------------
TOTAL AVERAGE INTEREST-EARNING ASSETS                             $ 1,253,140            $ 1,208,122            $ 1,128,301
TOTAL INTEREST INCOME                                                  98,763                 91,129                 81,127
WEIGHTED AVERAGE YIELD ON ALL
   INTEREST-EARNING ASSETS                                              7.88%                  7.54%                  7.19%
----------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
   AVERAGE BALANCES                                               $   950,388            $   989,565            $   934,000
   INTEREST EXPENSE                                                    43,722                 48,030                 38,220
   WEIGHTED AVERAGE RATE                                                4.60%                  4.85%                  4.09%
BORROWINGS:
   AVERAGE BALANCES                                                   255,809                187,070                165,046
   INTEREST EXPENSE                                                    15,233                 11,506                  9,163
   WEIGHTED AVERAGE RATE                                                5.95%                  6.15%                  5.55%
----------------------------------------------------------------------------------------------------------------------------
TOTAL AVERAGE INTEREST-BEARING LIABILITIES                        $ 1,206,197            $ 1,176,635            $ 1,099,046
TOTAL INTEREST EXPENSE                                                 58,955                 59,536                 47,383
WEIGHTED AVERAGE RATE ON ALL
   INTEREST-BEARING LIABILITIES                                         4.89%                  5.06%                  4.31%
   INTEREST EXPENSE (NET OF CAPITALIZED
     INTEREST)                                                         58,944                 59,373                 46,851
NET WEIGHTED AVERAGE RATE ON ALL
   INTEREST-BEARING LIABILITIES                                         4.89%                  5.05%                  4.26%
----------------------------------------------------------------------------------------------------------------------------
AVERAGE INTEREST-EARNING ASSETS IN EXCESS
   OF AVERAGE INTEREST-BEARING LIABILITIES                        $    46,943            $    31,487            $    29,255
NET INTEREST INCOME                                                    39,819                 31,756                 34,276
INTEREST RATE SPREAD                                                    2.99%                  2.49%                  2.93%
NET INTEREST MARGIN                                                     3.18%                  2.63%                  3.04%
----------------------------------------------------------------------------------------------------------------------------


(1)  Average balances were calculated on a daily basis.
(2)  Nonaccruing loans were included in the average loan amounts outstanding.
(3)  Investment and mortgage-backed securities are based on amortized cost.

   The Bank's average spread or the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities increased to 2.99% in 1996 from 2.49% in 1995 and 2.93% in 1994. Asset yields increased in 1996, largely the result of increases in yields on adjustable mortgage loans due to increases in COFI during 1995. Since most of the Bank's adjustable-rate assets reprice on a semi-annual basis, the impact of the higher index was not completely felt until 1996. In addition to higher asset yields, funding costs also declined during 1996, due largely to lower short-term rates during the current year. Unlike assets, the Bank's deposit base reprices on a much more frequent basis, thereby following the direction of interest rates more closely. The Bank's average net interest spread in 1995 was 50 basis points lower than in the current year. Although asset yields increased in 1995, largely the result of increases in yields on adjustables due to increases in COFI, the cost of funds was significantly higher than in the current year. Higher short-term interest rates during 1995 had a much more direct impact on liability costs than on asset yields due to the significantly shorter repricing period. The average spread in 1994 was higher than in 1995 as the lagging effect of the lower rate environment in late 1993 carried over into 1994 and had a more immediate positive impact on the more rate-sensitive liabilities.

   Table II shows the relative combination of changes in average volume and average interest rates to changes in net interest income for the periods indicated.

                                                         TABLE II

                                                  RATE / VOLUME VARIANCES

                                                                              (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                TOTAL               VOLUME                    RATE
----------------------------------------------------------------------------------------------------------------------------
1996 COMPARED TO 1995
   LOANS                                                           $   5,358              $   1,033               $   4,325
   INVESTMENTS AND MORTGAGE-BACKED SECURITIES                          2,276                  2,077                     199
   DEPOSITS                                                            4,308                  1,871                   2,437
----------------------------------------------------------------------------------------------------------------------------
   BORROWINGS                                                         (3,728)                (4,112)                    384
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME                                      $   8,214              $     869               $   7,345
-----------------------------------------------------------------------------------------------------------------------------
1995 COMPARED TO 1994
   LOANS                                                           $   6,666              $   4,519               $   2,147
   INVESTMENTS AND MORTGAGE-BACKED SECURITIES                          3,336                  2,053                   1,283
   DEPOSITS                                                           (9,810)                (2,379)                 (7,431)
----------------------------------------------------------------------------------------------------------------------------
   BORROWINGS                                                         (2,342)                (1,906)                   (436)
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME                                      $  (2,150)             $   2,287               $  (4,437)
----------------------------------------------------------------------------------------------------------------------------
1994 COMPARED TO 1993
   LOANS                                                           $  (3,134)             $   4,731               $  (7,865)
   INVESTMENTS AND MORTGAGE-BACKED SECURITIES                          4,660                  3,965                     695
   DEPOSITS                                                             (379)                (1,989)                  1,610
----------------------------------------------------------------------------------------------------------------------------
   BORROWINGS                                                         (2,913)                (3,876)                    963
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME                                      $  (1,766)             $   2,831               $  (4,597)
----------------------------------------------------------------------------------------------------------------------------


         Interest income on loans increased by $5.4 million in 1996 as compared to 1995. The increase was the result of both increases in asset yields and increases in the average balance of interest-earning assets. An increase in the average balance of interest-earning assets outstanding of $45.0 million added roughly $3.1 million to interest income while a 34 basis point increase in the average yield on interest-earning assets added an additional $4.5 million to interest income. Average asset growth in 1996 occurred in the investment portfolio as the Bank purchased $129.0 million in primarily collateralized mortgage obligations to supplement loan growth.

         Interest income increased by $10.0 million in 1995 relative to 1994. The increase was the result of both increases in asset yields and increases in the average balance of interest-earning assets. An increase in the average balance of assets outstanding of $79.8 million added roughly $6.6 million to interest income while a 35 basis point increase in the average yield on interest-earning assets added an additional $3.3 million to interest income.

Average asset growth in 1995 occurred in both the loan and investment portfolios although by year-end, both asset types had declined from year- end 1994 as the Bank took advantage of the lower rate environment later in the year to sell some lower-yielding fixed-rate investments. In addition, less loan product was added to portfolio as the decline in interest rates reduced the volume of adjustable mortgages originated. At the same time, prepayment speeds by year-end began to increase.

         The increase in asset yields this year was primarily due to last year's upward repricing of the Bank's adjustable-rate loan portfolio indexed to the Eleventh District Cost of Funds. The index is a composite average of the cost of funds of savings institutions in the Eleventh District of the Federal Home Loan Bank. Like the Bank's own cost of funds, COFI increased in 1995 as a direct result of the rise in interest rates in 1994 and the minimal change in short-term rates in 1995. The Index dropped somewhat in early 1996 and has stabilized since.

         Interest expense in 1996 totalled $58.9 million, down slightly from $59.4 million reported in 1995. Although interest expense on deposits was down significantly from the previous year, due in part to a $39.2 million decline in the average balance of deposits outstanding and in part to a 25 basis point reduction in deposit costs, a $68.7 million increase in the average level of borrowings significantly offset the benefit received from the lower level of deposit expense recorded.

         Deposit costs in the current year were down due to the lower short-term interest rate environment as well as to an effort by the Bank to become less competitive in the pricing of its certificates of deposit. A combination of less competitive pricing and the decline of $27.8 million in average brokered deposits also reduced the average balance of deposits out-standing this year.

         Interest expense of $59.4 million was recorded in 1995, up $12.5 million from $46.9 million recorded in 1994. The increase can be attributed to $77.6 million in average liability growth and, to a larger extent, increases in the weighted average cost of funds. A $55.6 million increase in the average balance of deposits outstanding, created mostly through the addition of $61.0 million in brokered funds during the latter part of 1994, added $2.4 million to interest expense in 1995. The Bank funded a portion of its asset growth in 1994 through the use of wholesale deposits. Average borrowings also increased by $22.0 million during the year, adding $1.9 million to interest expense. The growth in borrowings consisted primarily of short-term borrowings which was used to fund asset growth.

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

         Included in interest expense is the cost of off-balance sheet interest rate swaps which are designed to protect the Bank's cost of funds in rising rate environments. The cost of these hedges totalled $430,000 in 1996, and $1.2 million and $3.4 million in 1995 and 1994, respectively. Swaps added 4 basis points to the Bank's overall cost of funds in 1996, 10 basis points in 1995 and 31 basis points in 1994. The impact of swaps on the Bank's cost of funds is largely dependent on movements in COFI as a large percentage of the swaps are tied to this index. If rates increase significantly, the Bank receives a benefit from the swaps which serves to offset the increase in the overall cost of funds. Swap costs declined in 1996 and 1995 relative to 1994, due to the continued reduction in the overall balance of swaps outstanding.

         The Bank's spread is expected to remain fairly stable in 1997 given the relatively stable rate environment.

         Interest rate spread does not take into consideration the impact that the relationship between the level of interest-earning assets and interest-bearing liabilities has on net interest income. Net interest margin or net interest income as a percentage of average interest-earning assets does consider the relationship and as a result is a better measure of current and future net interest income. By comparing the difference between net margin and net spread between two periods, the impact of this additional factor on net interest income can be explained. The Bank's net margin was 3.18%, 2.63% and 3.04% in 1996, 1995 and 1994, respectively. Net margin exceeded net spread by 19, 14 and 11 basis points for each of the three periods, respectively. The improvement noted from 1994 to 1996 is indicative of a reduced level of nonperforming assets and real estate held for investment purposes, as well as the continued increase in the average balance of equity outstanding. Average noninterest-bearing liabilities and equity exceeded average noninterest-earning assets by $46.9 million, $32.3 million and $30.1 million in 1996, 1995 and 1994, respectively. Margin relative to spread is expected to continue to improve as the level of nonperforming assets and real estate held for development purposes declined by year-end 1996 from the average for the year.
Table III highlights the improvements discussed above.

                                                         TABLE III

                                                    ANALYSIS OF AVERAGE
                                                NONINTEREST-EARNING ASSETS
                                                 AND AVERAGE NONINTEREST-
                                                    BEARING LIABILITIES

                                                                              (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                             1996                  1995                    1994
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-EARNING ASSETS:
         REAL ESTATE HELD FOR DEVELOPMENT                          $   3,337              $  11,660               $  17,501
         REAL ESTATE ACQUIRED THROUGH                                  5,564                  8,226                   7,330
         FORECLOSURE
         OFFICE PROPERTY AND EQUIPMENT                                20,863                 20,933                  21,285
         DEPOSIT BASE PREMIUM                                            567                  1,672                   3,184
         OTHER                                                        21,601                 22,592                  23,599
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                               $ 51,932              $  65,083               $  72,899
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES AND EQUITY:
         MISCELLANEOUS LIABILITIES                                  $ 11,392               $ 13,331                $ 20,022
         CAPITAL STOCK                                                27,017                 26,415                  26,095
         RETAINED EARNINGS                                            60,466                 57,672                  56,894
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                              $  98,975              $  97,418                $103,011
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-EARNING ASSETS LESS THAN
         NONINTEREST-EARNING LIABILITIES AND                       $ (46,943)              $(32,335)               $(30,112)
         EQUITY

----------------------------------------------------------------------------------------------------------------------------

Average balances are calculated on a daily basis.

                               NONINTEREST INCOME

         Unlike prior years, the Company benefitted significantly in 1996 from noninterest income. Noninterest income recorded in 1996 totalled $7.1 million compared to net noninterest losses of $1.9 million recorded in both 1995 and 1994.

         A deteriorating real estate environment can explain most of the noninterest losses recorded during 1995 and 1994 as total loss provisions, operating losses and write-downs taken on real estate (net of any gains) were $7.3 million and $5.9 million, respectively. Similar losses taken in 1996 only totalled $627,000. Noninterest income in 1996 also benefitted from the implementation of SFAS 122 "Accounting for Mortgage Servicing Rights". SFAS 122 requires that the rights to servicing mortgage loans for others be recognized as a separate asset, however those servicing assets are acquired. In 1996, additional loan sale gains of $1.0 million were recorded in recognition of the servicing asset.

         Gains recognized on the sale of loans were virtually nonexistent in 1995 and 1994 (prior to the implementation of SFAS 122) although sales totalled $85.2 million and $64.3 million, respectively. The lack of sale margins during these two years was due to the increasing and volatile interest rate environment experienced and the corresponding increase in hedge protection taken on by the Bank. Table IV provides a detailed breakdown of loan sale gains during the three-year period.


                                                         TABLE IV

                                                      LOAN SALE GAINS

                                                                              (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                               1996                  1995                    1994
----------------------------------------------------------------------------------------------------------------------------
NET CASH LOSSES                                                      $  (809)               $(1,178)                $(610)
FEES RECOGNIZED ON SALE                                                1,246                  1,389                   673
MORTGAGE SERVICING RIGHTS                                              1,041                      -                     -
----------------------------------------------------------------------------------------------------------------------------
NET GAINS ON SALE                                                    $ 1,478                $   211                 $  63
----------------------------------------------------------------------------------------------------------------------------
TOTAL GAINS AS A PERCENTAGE OF SALES                                    1.64%                  0.17%                 0.10%
----------------------------------------------------------------------------------------------------------------------------


         For many years, the Bank was an active investor in real estate. Due to changes in regulation, such investments were no longer allowed, and as a result, the Bank spent several years divesting of real estate purchased in the late

1980's. Loss provisions of $4.1 million and $2.6 million were taken on the divestiture of these assets in 1995 and 1994, respectively. Losses taken in 1996 were minimal, corresponding to the small remaining investment in real estate.

         Provisions on real estate owned through the foreclosure process totalled $430,000 in 1996. Provisions of $1.6 million and $2.4 million were established in 1995 and 1994, respectively, and related primarily to real estate owned in downtown Stockton.

         Miscellaneous fee and servicing revenues continue to provide a stable source of income to the Bank. Fee and servicing income of $5.9 million, $5.4 million and $5.0 million was recorded in 1996, 1995 and 1994, respectively. Fee income increased in the current year relative to 1995 as a result of a significant increase in fees collected on checking accounts due to the Bank's success in generating new accounts. Regardless of the direction of interest rates, fee income is anticipated to continue to grow in the future, given the Bank's current emphasis on increasing the level of fee- generating transaction accounts.

                               NONINTEREST EXPENSE

         Noninterest expense totalled $33.6 million in 1996, compared to $24.8 million and $25.3 million reported in 1995 and 1994, respectively. Excluding the $6.6 million one-time assessment made in September of this year to recapitalize SAIF, noninterest expense totalled $27.0 million. Non-interest expense increased $2.2 million between 1996 and 1995. Costs of $600,000 incurred in 1996 relative to the announced acquisition of the Company, and a $1.5 million benefit to expense recorded in 1995 as a result of the Bank's change from a defined contribution pension plan to a less expensive 401(K) plan explain the increase. Noninterest expense decreased in 1995 relative to 1994 primarily due to the $1.5 million benefit. The benefits achieved through the change in plan were somewhat mitigated by a $372,000 decline in deferred loan origination expense as a result of the decline in loan origination volume. The Bank's earnings are negatively impacted when loan volume declines as all loan officers are on a salary rather than commissioned and in-house appraisers are utilized on most appraisals.

                              INCOME TAX PROVISION

         The Company recorded income tax provisions of $5.1 million, $1.5 million and $2.3 million in 1996, 1995 and 1994, respectively. The Company's effective tax rate was 42.5%, 44.6% and 34.0% in 1996, 1995 and 1994, respectively. The effective tax rate decreased in 1994 due primarily to a $500,000 one-time tax benefit taken as a result of a settlement with the IRS regarding the tax treatment for amortization of core deposit intangibles.

                                    LIQUIDITY

         The Bank derives its liquidity primarily from the payment, payoff or sale of loans, the acquisition of new deposits, both retail and wholesale, Federal Home Loan Bank advances and borrowings securitized by investments. Total assets increased by $79.8 million or by 6.3%. Increases occurred primarily in the balance of investments and loans outstanding. In order to more fully utilize capital and somewhat reduce the Bank's volatility to rising interest rates, the Bank undertook an asset acquisition strategy early in the year. Roughly $49 million in fixed-rate collateralized mortgage obligations with short estimated average lives were purchased. An additional $33 million in current-index adjustable-rate collateralized mortgage obligations were also purchased early in the year. The growth in investments achieved through these purchases was partially offset by the sale of $20 million in 15-year fixed-rate mortgage-backed securities. In addition to growth in investments, loans also grew by $31 million in 1996. An increase in the origination of commercial and multifamily mortgage loans was responsible for the growth in loans receivable between the two periods.

         The asset growth discussed above was funded with a combination of long-term, fixed-rate advances from the Federal Home Loan Bank and short-term, reverse repurchase agreements. Deposits remained fairly flat between December 31, 1995 and 1996 as the Bank followed through on its strategy of pricing less competitively on deposits in order to lower funding costs.

                           ASSET/LIABILITY MANAGEMENT

         The level of net interest income, the primary source of revenue to the Bank, is largely dependent on the level of interest rates and how key rates interact in that environment. The repricing and maturity structures of both assets and liabilities also impact the volatility in net interest income. Historically, the Bank's level of net interest income has been negatively impacted in rising rate environments as most of its assets adjust to an index that lags the general interest rate environment while most of its liabilities tend to reprice on a much more frequent basis, responding more quickly to changes in rates. The decline in general interest rates that occurred in 1995 and the further decline in short-term rates this year had a very positive impact on net interest margins this year.

         The Bank undertook some balance sheet restructuring in 1996 in an effort to reduce its susceptibility to rising rates. More specifically:

         - The level of long-term, fixed-rate mortgages and mortgage-backed securities was reduced by $35 million due to sale and prepayment activity.

         - Adjustable-rate loans and mortgage-backed securities increased by $25 million as all adjustable mortgages originated during 1996 were retained in the portfolio. The type of adjustable-rate mortgages also changed as the Bank's traditional 6-month COFI product was replaced with the less rate sensitive 6-month Treasury and 1-month COFI product.

         - Current-index adjustable-rate securities of $65 million were added to the portfolio in late 1995 and early 1996.

              LOAN ORIGINATION VOLUME AND MORTGAGE BANKING ACTIVITY

         The amount and type of loans originated are largely dependent on the interest rate environment as well as the overall health of the Bank's real estate lending market. A continued weak real estate market was partially offset by the reduced interest rate environment, leading to a 15.3% increase in the volume of loans originated in 1996 compared to 1995.

         Originations totalled $326.6 million in 1996, $283.3 million in 1995 and $368.9 million in 1994. Refinance activity represented 31.8% of total loan volume in 1996, up from 25.0% in 1995 and down slightly from 35.5% in 1994. The primary increase in originations this year occurred with commercial and multifamily residential, a lending market which the Bank has de-emphasized over the past several years due to the weak real estate market. With the apparent stabilization in the market, the Bank began originating these loans again this year. Construction lending also increased this year, again primarily due to the improved climate for real estate. Table V provides a breakout of loan volume by type of loan for the three years.

                                     TABLE V

                                 LENDING VOLUME

-----------------------------------------------------------------------------

                                          (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------

YEARS ENDED DECEMBER 31          1996            1995               1994

-----------------------------------------------------------------------------

SHORT-TERM CONSTRUCTION        $ 114,386       $  88,299          $ 102,014

LONG-TERM FIXED-RATE             122,274          90,060            111,522

LONG-TERM ADJUSTABLE-RATE         74,781          85,073            136,631

OTHER                             15,118          19,858             18,698

-----------------------------------------------------------------------------

      TOTAL ORIGINATIONS       $ 326,559       $ 283,290          $ 368,865

-----------------------------------------------------------------------------



         Loan origination volume is expected to increase in 1997 due to the offering of Federal Housing Administration (FHA) loans which represent roughly 30% of total loans originated in the Bank's current market area. The Bank began the FHA program in late 1996.

         The Bank has traditionally sold a majority of fixed-rate mortgages originated in an effort to reduce its balance sheet susceptibility to rising interest rates. The level of interest rates tends to have a major impact on the type of loan originated and thus, on the level of mortgage banking activities undertaken. In periods of falling interest rates, the rate differential between a fixed and adjustable-rate mortgage is usually not significant enough to draw a consumer to the uncertainty of an adjustable-rate mortgage so the level of fixed-rate mortgage originations increases. Volume is further impacted by increased refinance activity in low rate environments. The reverse holds true in a rising rate environment and the consumer tends to move to adjustable-rate mortgages. At the same time, total originations decline due to a reduction in refinance activity. This phenomenon can create a large amount of volatility in mortgage loan sale activity for the Bank depending on the level of rates. Loan sale volume totalled $89.9 million, $85.2 million and $64.3 million for 1996, 1995 and 1994, respectively. In 1996 and 1995, both moderate rate environments, sales represented 27.5% and 30.1% of total origination volume, respectively. Alternatively, in the higher rate environment of 1994, sales volume only represented 17.4% of total originations, indicating an increase in volume of adjustable-rate originations in that period.

         Consistent with the volatility in sales over the past three years, gains recognized on loans sales also fluctuated significantly. Gains of $1.5 million, $211,000 and $63,000 were recognized in 1996, 1995 and 1994, respectively. Loan sale gains for 1994 and 1995 were in direct proportion to loan sale activity for these two periods. Roughly $1.0 million of the total gain in 1996 was due to the implementation in 1996 of SFAS 122 which requires the up-front recognition of loan servicing rights.

         The Bank has made it a practice to retain servicing on all loans sold in order to provide good service to the customer, generate consistent servicing revenues and provide an opportunity to cross- sell the servicing customer other Bank products. Servicing income totalled $1.4 million, $1.5 million and $1.3 million in 1996, 1995 and 1994, respectively. The Bank's portfolio of loans serviced for others totalled $573.9 million, $548.5 million and $509.1 million as of December 31, 1996, 1995 and 1994, respectively. With the implementation in the current year of SFAS 122, the Bank is not only recognizing the rights to service mortgage loans as a separate asset but is also regularly evaluating the servicing asset for impairment. Implementation of this standard not only increases the level of loan sale gains recognized but also has the effect of reducing future servicing income as the asset is amortized. Income volatility may also increase due to the potential impairment and corresponding write-down of the servicing asset. Write-downs caused by impairment were minimal in 1996 due to the relatively small servicing asset balance outstanding.

                                  ASSET QUALITY

         The Bank's level of nonperforming assets, which consists of nonaccruing loans, restructured troubled debt and real estate owned through foreclosure, declined significantly over the past year. Table VI breaks out nonperforming assets by type for the three periods indicated. Gross nonperforming assets totalled $16.9 million, $22.7 million and $35.2 million at December 31, 1996, 1995 and 1994, respectively.



                                                          TABLE VI

                                                         SUMMARY OF
                                                    NONPERFORMING ASSETS

-----------------------------------------------------------------------------------------------------

                                                                         (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31                                  1996            1995             1994             1993             1992

----------------------------------------------------------------------------------------------------------------------------
NON-ACCRUAL LOANS:

  1-4 FAMILY RESIDENTIAL MORTGAGES              $ 6,457         $ 4,606          $ 3,734          $ 3,894           $ 4,242

  COMMERCIAL REAL ESTATE MORTGAGES                  897             555              450            2,510             3,066

  CONSTRUCTION AND LAND                               -              18            2,180            5,198             4,034

TROUBLED DEBT RESTRUCTURES:

  1-4 FAMILY RESIDENTIAL MORTGAGES                    -           2,382            1,718              681               681

  COMMERCIAL REAL ESTATE MORTGAGES                    -               -            4,529            4,531             5,202

  CONSTRUCTION AND LAND                           1,922           5,338            8,948           10,914             5,159

----------------------------------------------------------------------------------------------------------------------------

GROSS NONPERFORMING LOANS                       $ 9,276         $12,899          $21,559          $27,728           $22,384

----------------------------------------------------------------------------------------------------------------------------

REAL ESTATE OWNED:

  1-4 FAMILY RESIDENTIAL PROPERTY               $ 4,991         $ 2,722          $ 3,929          $   885           $ 2,005

  COMMERCIAL REAL ESTATE PROPERTY                     -           3,743            8,039            6,392             8,366

  CONSTRUCTION AND LAND                           2,598           3,365            1,717            2,881             5,181

----------------------------------------------------------------------------------------------------------------------------

GROSS REAL ESTATE OWNED                         $ 7,589         $ 9,830          $13,685          $10,158           $15,552

----------------------------------------------------------------------------------------------------------------------------

GROSS NONPERFORMING ASSETS                      $16,865         $22,729          $35,244          $37,886           $37,936

----------------------------------------------------------------------------------------------------------------------------

  LOAN LOSS RESERVES                            $ 7,277         $ 8,174          $ 7,726          $ 9,965           $ 8,042

----------------------------------------------------------------------------------------------------------------------------

REAL ESTATE OWNED LOSS RESERVES                 $ 1,595         $ 3,853          $ 3,142          $ 1,675           $   702

----------------------------------------------------------------------------------------------------------------------------

LOAN LOSS RESERVES/
  NONPERFORMING LOANS                             78.45%          63.37%           35.84%           35.94%            35.93%

----------------------------------------------------------------------------------------------------------------------------

         Generally, loans are considered nonaccruing once they become 90 days or more delinquent or have been restructured. The delinquency of a loan is generally the first sign that a loan is in trouble. In many circumstances, once a loan becomes severely delinquent to this extent, it is either restructured or goes into foreclosure. Deferred interest income on delinquent loans totalled $377,000, $263,000 and $371,000 at December 31, 1996, 1995 and
1994, respectively.

         Restructured debt is usually considered troubled and then placed on nonaccrual status when the terms or conditions of the restructure are more advantageous to the borrower than what would normally be offered. It is generally the Bank's position when restructuring debt that it is in the Bank's best interest to allow the borrower to continue the financing under revised terms rather than to take the property back through the foreclosure process. The level of troubled restructured debt decreased to $1.9 million at December 31, 1996 from $7.7 million at the end of 1995 and $15.2 million at the end of 1994. Most debt is restructured by lowering the interest rate or advancing funds for taxes, insurance or interest. Interest income on troubled debt is normally deferred by the Bank and recognized on a cash basis only. The amount of interest deferred by the Bank on troubled debt totalled $1.4 million, $1.7 million and $1.8 million at December 31, 1996, 1995 and 1994, respectively. Of the balance of troubled debt outstanding, $813,000, $2.8 million and $1.1 million were more than 90-days delinquent at year-end 1996, 1995 and 1994, respectively.

         The level of provisions established on loans has remained fairly constant over the past two years, an indication of declining troubled loans and man-agreement's opinion that the quality of the Bank's loan portfolio is not experiencing further deterioration. Loan loss provisions totalled $1.3 million in 1996 and $1.6 million in 1995.

         During 1994, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 (collectively referred to as SFAS 114). The adoption of SFAS 114 has not affected the Company's policy for placing loans on nonaccrual status. The Company generally identifies loans to be evaluated for impairment when such loans are delinquent or have been restructured. However, not all nonaccrual loans are impaired. Under SFAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Certain nonaccrual loans may not be impaired because they are included in large groups of smaller-balance homogeneous loans that by definition are excluded from SFAS 114 (unless they have been restructured). For a further discussion of SFAS 114, refer to Note 4 of the Financial Statements.

         The Bank's level of real estate owned totalled $7.6 million at the end of 1996, compared to $9.8 million and $13.7 million at the end of 1995 and 1994, respectively. Real estate outstanding as of year-end consisted of single-family residences and commercial and residential lots in separate locations.

         In connection with foreclosures during the year, the Bank's loan charge-offs totalled $2.1 million compared to charge-offs taken of $1.2 million and $2.5 million in 1995 and 1994, respectively. Subsequent to foreclosure, valuation concerns resulted in loss provisions that were established on real estate owned totaling $430,000 for 1996, $1.6 million for 1995 and $2.4 million in 1994. Charge-offs taken on the sale of real estate owned totalled $2.7 million in 1996, $920,000 in 1995 and $917,000 in 1994.

         Loan charge-offs taken in 1996 related to construction loans, FHA Title 1 loans and mortgages on single family residences. Although reserves established on real estate owned in 1996 were minimal compared to prior years, charge-offs were significantly higher. The sales of two buildings in Downtown Stockton which had experienced significant declines in value subsequent to foreclosure were responsible for most of the charge-off activity in the current year.

         The Bank uses an asset classification process to identify troubled loans in its portfolio. Paying capacity of the borrower as well as the adequacy of collateral value are evaluated. Assets identified through this process as possessing some weakness are classified by the Bank and are monitored on an ongoing basis. By definition, all nonperforming assets are immediately classified. The level and type of nonperforming and classified assets, historical experience, current economic conditions and trends, as well as the lending mix are all reviewed when determining the level and adequacy of general loan loss reserves. The balance of classified assets totalled $26.2 million, $47.0 million and $63.1 million at December 31, 1996, 1995 and 1994, respectively. Alternatively, loan loss reserves totalled $7.3 million, $8.2 million, and $7.7 million at year-end, 1996, 1995 and 1994, respectively. The decrease in loan loss reserves in 1996 can be primarily attributed to the decline in nonperforming and classified loans over the past year.

                             REAL ESTATE INVESTMENT

         The Bank has, for many years, invested in real estate for development purposes through a wholly-owned subsidiary, Stockton Service Corporation, ("SSC"). SSC would generally acquire land and then contract with a developer to build out and manage the project in exchange for a share in profits after SSC received a preferential return equivalent to interest and fees earned on a construction loan. All profits earned in excess of the preferential return are then split between the two parties in an agreed-upon manner. All projects currently outstanding involve the build out of single family subdivisions.

         All income, including the preferential return, is reported as gain on the sale of real estate in the Bank's financial statements. Gains over the past three years (as noted on Table VII) have been minimal. Loss provisions of $38,000, $4.1 million and $2.7 million were recorded in 1996, 1995 and 1994, respectively. Loss reserves on real estate investments totalled $715,000 at December 31, 1996, $3.1 million at year-end 1995 and $3.7 million at December 31, 1994. The significant amount of losses taken on the Bank's real estate development activities over the past several years is due to the significant amount of purchases that occurred in 1989, a period when real estate values were at their peak, and the decline in values that has occurred subsequently. The decision by the Bank in 1995 to accelerate the disposition of real estate through bulk sales also increased the level of reserves necessary. As of December 31, 1996, the balance invested in real estate totalled $1.0 million and consisted of four completed homes in two subdivisions as well as finished lots in one subdivision.

                                                         TABLE VII

                                                     SALES AND PROFITS
                                                    ON REAL ESTATE HELD
                                                      FOR DEVELOPMENT

-----------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                    1996                1995                1994
-----------------------------------------------------------------------------------------------------------
GROSS SALES OF REAL ESTATE                               $ 4,909             $10,514             $11,858

PROFITS CONSISTING OF PREFERENTIAL RETURNS                   -                     9                 973

ADDITIONAL GAINS (LOSSES)                                    167                 (39)               (155)
-----------------------------------------------------------------------------------------------------------
TOTAL GAINS (LOSSES) BEFORE CAPITALIZED INTEREST         $   167             $   (30)            $   818

CAPATILIZED INTEREST RELIEVED                                -                     5                 374
-----------------------------------------------------------------------------------------------------------
NET PROFITS (LOSSES)                                     $   167             $   (35)            $   444
-----------------------------------------------------------------------------------------------------------
PROFIT MARGINS                                              3.40%              (.33%)               3.74%
-----------------------------------------------------------------------------------------------------------


         The enactment of FIRREA in 1989 required the divestiture of all real estate held for development purposes by financial institutions in excess of 2% of assets. Consequently, no new projects have been taken on by SSC since then. The balance of real estate currently outstanding represents the remaining build-out of older projects which SSC is attempting to divest itself of as expeditiously as possible. As a result, the balance of real estate investments outstanding has steadily declined over the past several years; from $14.7 million at the end of 1994 to $1.0 million at the end of 1996. Even though the balance currently outstanding is less than the 2% permissible limit of $26.9 million, the full balance of this investment must be deducted from regulatory capital. Further discussion of the impact of this investment on regulatory capital can be found under the "Capital Resources and Regulatory Compliance" section of this discussion.

                   CAPITAL RESOURCES AND REGULATORY COMPLIANCE

         The Company's capital position increased by $4.3 million or roughly 5% from the previous year. Income recorded of $6.9 million and the exercise of 67,000 options adding $703,000 to net worth were partially offset by net dividends paid of $1.8 million and a negative $1.5 million mark to market adjustment for the Bank's investment portfolio classified as available for sale. Dividends paid during the year of $.44 per share represented 30% of total income earned for 1996.

         Total capital increased by $2.4 million or roughly 3% in 1995 compared to 1994. Earnings of $1.9 million and a positive mark to market of the Bank's investment portfolio designated as available for sale of $2.3 million were partially offset by dividends paid of $2.0 million. Dividends paid during the year of $.44 per share represented 108% of total income earned in 1995.

         The Bank is under the regulatory guidance of both the OTS and the FDIC.

         Three minimum capital requirements were mandated by FIRREA, requiring that financial institutions must maintain minimum risk-based capital of at least 8% of risk-weighted assets, core capital of at least 3% of adjusted total assets and tangible capital of at least 1.5% of adjusted total assets. Under FIRREA's risk-based capital guidelines, the Bank is required to maintain higher levels of capital against assets deemed to involve higher degrees of credit risk. In addition, the Bank must deduct from regulatory capital its investments and loans to subsidiaries engaged in nonpermissible activities such as real estate development. The Bank's capital ratios and net requirements as of December 31, 1996 are detailed on Table VIII. At December 31, 1996, the Bank exceeded all minimum regulatory capital requirements mandated by FIRREA with risk-based and core/tangible capital of 12.69% and 6.43%, respectively.

                                                         TABLE VIII

                                                    CAPITAL REQUIREMENTS

-------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
AT DECEMBER 31                                      1996                                1995
-------------------------------------------------------------------------------------------------------
                                         $                 %                     $                 %
-------------------------------------------------------------------------------------------------------
CURRENT CAPITAL:

  RISK-BASED CAPITAL                 $92,723            12.69%               $83,083            12.12%

  EXCESS OVER MINIMUM                 34,248                                  28,264

------------------------------------------------------------------------------------------------------

  CORE CAPITAL                       $86,409             6.43%               $76,440            6.07%

  EXCESS OVER MINIMUM                 46,115                                  38,634

------------------------------------------------------------------------------------------------------

  TANGIBLE CAPITAL                   $86,409             6.43%               $76,440            6.07%

  EXCESS OVER MINIMUM                 66,262                                  57,537

------------------------------------------------------------------------------------------------------

FULLY PHASED-IN CAPITAL:

  RISK-BASED CAPITAL                 $92,723            12.69%               $79,967            11.67%

  CORE CAPITAL                        86,409             6.43%                71,958            5.71%

  TANGIBLE CAPITAL                    86,409             6.43%                71,958            5.71%

------------------------------------------------------------------------------------------------------


         The FDICIA provided for increased funding for FDIC deposit insurance and for expanded regulation of the banking industry. Among other things, FDICIA requires that the federal banking regulators take prompt corrective action with respect to institutions failing to meet minimum capital standards. Specific categories defined in the act include "well capitalized," "adequately capitalized," "undercapitalized "significantly undercapitalized," and "critically undercapitalized." Various restrictions are to be applied on institutions characterized as undercapitalized.

         To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a tier-one, risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. The Bank was in the awell capitalized" category as of December 31, 1996. As the Bank meets its regulatory capital requirements, it is allowed to make capital distributions (primarily dividends) to the Company upon 30 days notice to the OTS, up to an amount that would reduce its surplus capital ratio by one-half of the surplus outstanding at the beginning of the year, plus all of its income for the year, as long as it still meets its capital requirements after the proposed capital distribution. Regulatory capital increased in 1996 compared to the prior year. The reduced level of investment in subsidiaries with impermissible activities and lower balance of core deposit premium, which are both deducted from regulatory capital, are responsible for the improvement in capital position. The adjustment to capital for marking to market the investment portfolio is not includable in the calculation of regulatory capital and thus has no impact on the Bank's regulatory capital position.

                         RECENT ACCOUNTING DEVELOPMENTS

         In March 1996, the Financial Accounting Standards Board issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied prospectively. It is management's opinion that applying the provisions of this statement will not have a significant effect on the Company's financial position.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    SELECTED FIVE-YEAR FINANCIAL INFORMATION

---------------------------------------------------------------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

AT OR FOR THE YEARS ENDED DECEMBER 31                 1996              1995               1994          1993            1992
---------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION INFORMATION
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                      $1,337,379         $1,257,585         $1,275,127     $1,103,648      $1,058,409

LOANS RECEIVABLE, NET                                959,409            921,070            916,757        846,489         799,622

MORTGAGE-BACKED SECURITIES                           103,007            117,200            166,591         80,405          84,603

SAVINGS DEPOSITS                                     957,834            960,148          1,001,070        885,058         892,501

BORROWINGS                                           283,050            204,371            182,876        125,343          82,217

STOCKHOLDERS' EQUITY                                  89,877             85,602             83,217         81,462          72,939

---------------------------------------------------------------------------------------------------------------------------------

SELECTED OPERATIONS INFORMATION








---------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME                                   $   98,763         $   91,128         $   81,127     $   79,600      $   85,569

INTEREST EXPENSE                                      58,944             59,373             46,851         43,331          50,134

---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                               $   39,819         $   31,755         $   34,276     $   36,269      $   35,435

PROVISION FOR LOAN LOSSES                              1,261              1,634                281          2,985           3,765

FEE INCOME                                             5,911              5,407              5,004          5,345           4,718

OTHER INCOME (LOSS)                                    1,185             (7,282)            (6,910)         1,560            (838)

SAIF INSURANCE RECAPITALIZATION                        6,614                  -                  -              -               -

OTHER EXPENSES                                        27,033             24,818             25,271         23,325          22,895

---------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES AND ACCOUNTING CHANGE         $   12,007         $    3,428         $    6,818     $   16,864       $  12,655

INCOME TAX PROVISION                                   5,102              1,530              2,316          7,465           5,318

---------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE ACCOUNTING CHANGE                   $    6,905         $    1,898         $    4,502     $    9,399       $   7,337

ACCOUNTING CHANGE                                          -                  -                  -              -           1,000

---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                        $    6,905         $    1,898         $    4,502     $    9,399      $    8,337

=================================================================================================================================

EARNINGS PER SHARE                                 $    1.44          $    0.40          $    0.96      $    2.04       $    1.84

=================================================================================================================================

DIVIDENDS PER SHARE                                $     .44          $    0.44          $    0.44      $    0.44       $    0.40

=================================================================================================================================

SELECTED OTHER INFORMATION

---------------------------------------------------------------------------------------------------------------------------------

RATIO OF NET INCOME TO AVERAGE ASSETS                  0.53%              0.15%              0.37%          0.87%           0.80%

RATIO OF NET INCOME TO AVERAGE SHAREHOLDERS'           7.89%              2.26%              5.42%         12.07%          11.96%
EQUITY

RATIO OF GENERAL AND ADMINISTRATIVE EXPENSES           2.51%              1.86%              2.01%          2.05%           2.08%
TO AVERAGE ASSETS

INTEREST RATE SPREAD - END OF YEAR                     2.72%              2.62%              2.23%          2.82%           3.23%

BRANCH OFFICES                                            26                 22                 23             22              22

---------------------------------------------------------------------------------------------------------------------------------



                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31                                                               1996                     1995
===============================================================================================================
ASSETS
---------------------------------------------------------------------------------------------------------------
CASH, INCLUDING NONINTEREST-BEARING DEPOSITS                            $   14,280,370          $   13,162,431

INTEREST-BEARING DEPOSITS (NOTE 2)                                           2,697,244               4,691,615

INVESTMENT SECURITIES (NOTES 2 AND 10) AVAILABLE FOR SALE,                 201,059,141             143,079,344
  AT MARKET

MORTGAGE-BACKED SECURITIES (NOTE 3) AVAILABLE FOR SALE, AT MARKET          103,007,268             118,265,386

LOANS HELD FOR SALE (NOTE 4) (MARKET VALUE: 1996 - $7,099,156;               7,057,252              13,153,264
  1995 - $13,620,317)

LOANS RECEIVABLE, NET (NOTES 4 AND 8)

  (ALLOWANCE FOR LOAN LOSSES: 1996 - $7,276,710;                           952,351,455             907,917,036
    1995 -$8,173,807)

REAL ESTATE HELD FOR DEVELOPMENT OR SALE, NET (NOTE 5)

  (ALLOWANCE FOR LOSSES: 1996 - $2,310,488; 1995 - $6,958,757)               6,982,976              12,480,183

OFFICE PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
  DEPRECIATION: 1996 - $15,550,486; 1995 - $14,721,731                      20,261,053              20,769,858

FEDERAL HOME LOAN BANK STOCK, AT COST, AND FHLMC PREFERRED STOCK            13,682,300              10,395,200
  (NOTE 8)

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE (NOTE 6)                           7,117,645               6,092,335

DEPOSIT BASE PREMIUM                                                           424,515               1,058,444

MORTGAGE SERVICING RIGHTS (NOTE 4)                                             829,621                       -

OTHER ASSETS (NOTE 12)                                                       7,628,460               6,519,971

---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $1,337,379,300          $1,257,585,067

===============================================================================================================

---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31                                                              1996                   1995
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

LIABILITIES:

  SAVINGS AND CHECKING ACCOUNTS (NOTE 7)                                $  957,834,294          $  960,147,775

  ADVANCES FROM FEDERAL HOME LOAN BANK (NOTE 8)                            263,500,000             162,500,000

  COLLATERALIZED MORTGAGE OBLIGATIONS (NOTE 9)                                       -               6,462,509

  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (NOTE 10)                  19,550,000              35,408,000

  ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                521,389                 782,113








  ACCRUED INTEREST PAYABLE                                                   1,849,992               1,181,068

  OTHER LIABILITIES                                                          4,246,873               5,501,381

---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       $1,247,502,548          $1,171,982,846

---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY: (NOTE 12 AND 14)

  SERIAL PREFERRED STOCK (PAR VALUE $.01 PER SHARE;

    4,000,000 SHARES AUTHORIZED; NONE ISSUED AND OUTSTANDING)           $            -           $           -

COMMON STOCK (PAR VALUE $.01 PER SHARE; 12,000,000 SHARES
  AUTHORIZED; 4,740,914 AND 4,662,779 ISSUED AND OUTSTANDING ON
  DECEMBER 31,1996 AND 1995)                                                    47,409                  46,628

PAID IN CAPITAL IN EXCESS OF PAR                                            27,490,907              26,553,810

UNREALIZED (LOSS) GAIN ON MARKETABLE EQUITY SECURITIES                        (504,200)                998,198

RETAINED EARNINGS                                                           62,842,636              58,003,585

---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              $   89,876,752          $   85,602,221

COMMITMENTS (NOTE 17)

---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,337,379,300          $1,257,585,067

===============================================================================================================



                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                              1996                 1995                 1994
==========================================================================================================================
INTEREST INCOME:

  INTEREST AND FEES ON LOANS                                       $77,946,283          $72,588,415           $65,922,870

  INTEREST ON MORTGAGE-BACKED SECURITIES                             7,692,145           10,703,543             9,069,179

  INTEREST AND DIVIDENDS ON INVESTMENTS                             12,783,090            7,512,907             5,727,784

  OTHER INTEREST INCOME                                                341,183              323,649               406,799

--------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST INCOME                                         $98,762,701          $91,128,514           $81,126,632

--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:

  INTEREST ON SAVINGS (NOTE 7)                                     $43,721,607          $48,029,879           $38,220,211

  INTEREST ON SHORT-TERM BORROWINGS                                  1,513,204            3,750,929             1,966,014

  INTEREST ON LONG-TERM BORROWINGS                                  13,720,070            7,754,619             7,197,138

--------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST EXPENSE                                        $58,954,881          $59,535,427           $47,383,363

--------------------------------------------------------------------------------------------------------------------------

     LESS: INTEREST CAPITALIZED (NOTE 5)                               (10,487)            (162,292)             (532,566)

--------------------------------------------------------------------------------------------------------------------------

     NET INTEREST EXPENSE                                          $58,944,394          $59,373,135           $46,850,797

--------------------------------------------------------------------------------------------------------------------------

     NET INTEREST INCOME                                           $39,818,307          $31,755,379           $34,275,835

     PROVISION FOR LOAN LOSSES (NOTE 4)                              1,261,000            1,633,500               281,000

--------------------------------------------------------------------------------------------------------------------------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN                  $38,557,307          $30,121,879           $33,994,835
     LOSSES

--------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:

     GAIN (LOSS) ON SALE OF:

       LOANS                                                       $ 1,477,889          $   210,907           $    62,926

       INVESTMENT SECURITIES                                           715,861               90,119               (40,274)

       REAL ESTATE HELD FOR DEVELOPMENT OR SALE, NET                   723,734              (27,519)              607,270

       LESS: PROVISION FOR LOSSES ON REAL ESTATE HELD                 (467,839)          (5,751,878)           (5,035,000)

     OTHER WRITE-DOWNS                                                (251,521)            (908,271)             (635,068)

     OPERATING LOSSES ON REAL ESTATE HELD FOR SALE,                   (632,434)            (671,172)             (868,551)
     NET

     TRADING SECURITIES ACTIVITIES                                           -                    -              (415,511)








     SERVICING FEE INCOME                                            1,362,700            1,510,271             1,297,761

     OTHER FEE INCOME                                                4,548,524            3,896,855             3,706,663

     OTHER LOSS                                                       (380,968)            (225,143)             (586,014)

--------------------------------------------------------------------------------------------------------------------------

         TOTAL NONINTEREST INCOME (LOSS)                           $ 7,095,946         $ (1,875,831)         $ (1,905,798)

--------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:

     COMPENSATION AND RELATED BENEFITS                             $12,421,485          $10,715,096           $11,639,362

     OCCUPANCY                                                       2,956,860            3,128,654             2,987,245

     ADVERTISING AND PROMOTION                                       1,614,225            1,086,841             1,149,699

     DATA PROCESSING                                                 2,193,310            2,138,038             1,946,619

     INSURANCE                                                       2,905,011            2,794,970             2,626,868

     SAIF INSURANCE RECAPITALIZATION                                 6,614,232                    -                     -

     AMORTIZATION OF DEPOSIT BASE PREMIUM                              844,139            1,161,555             1,161,555

     OTHER                                                           4,097,222            3,793,385             3,759,632

--------------------------------------------------------------------------------------------------------------------------

         TOTAL NONINTEREST EXPENSE                                 $33,646,484          $24,818,539           $25,270,980

--------------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES                                           $12,006,769          $ 3,427,509           $ 6,818,057

     INCOME TAXES (NOTE 11)                                          5,102,000            1,530,000             2,316,000

--------------------------------------------------------------------------------------------------------------------------

         NET INCOME                                                $ 6,904,769          $ 1,897,509           $ 4,502,057

--------------------------------------------------------------------------------------------------------------------------

         INCOME PER SHARE                                          $      1.44          $      0.40           $      0.96

--------------------------------------------------------------------------------------------------------------------------



                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
====================================================================================================================================
                                                                                                       UNREALIZED
                                                                                                       GAIN (LOSS)
                                                                                                       ON              TOTAL
                                                                                    RETAINED           MARKETABLE      STOCKHOLDERS'
                                                 SHARES          AMOUNT             EARNINGS           EQUITY          EQUITY
                                                                                                       SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,DECEMBER 31, 1993                     4,583,527      $ 25,848,538       $ 55,676,692       $   (62,866)         $81,462,364
------------------------------------------------------------------------------------------------------------------------------------

SHARES EXERCISED UNDER INCENTIVE STOCK
  OPTION PLAN (NOTE 14)                          30,195      $    209,734          $       -          $       -         $   209,734

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (NOTE 14)                    12,341           195,155                  -                  -             195,155

DIVIDENDS PAID ($.44 PER SHARE)                       -                 -         (2,028,617)                 -          (2,028,617)

NET REALIZED LOSSES ON MARKETABLE EQUITY
  SECURITIES (NOTE 2)                                 -                 -                  -         (1,123,203)         (1,123,203)

NET INCOME FOR YEAR ENDED DECEMBER 31,
  1994                                                -                 -          4,502,057                  -           4,502,057

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                    4,626,063      $ 26,253,427       $ 58,150,132      $  (1,186,069)       $ 83,217,490
------------------------------------------------------------------------------------------------------------------------------------

SHARES EXERCISED UNDER INCENTIVE STOCK
  OPTION PLAN (NOTE 14)                          26,532      $    185,471          $       -          $       -        $    185,471

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (NOTE 14)                    10,184           161,540                                     -             161,540

DIVIDENDS PAID ($.44 PER SHARE)                       -                 -         (2,044,056)                 -          (2,044,056)

NET UNREALIZED GAIN ON MARKETABLE EQUITY
  SECURITIES (NOTE 2)                                 -                 -                  -          2,184,267           2,184,267

NET INCOME FOR YEAR ENDED DECEMBER 31,
  1995                                                -                 -          1,897,509                  -           1,897,509

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                    4,662,779      $ 26,600,438       $ 58,003,585        $   998,198         $85,602,221
------------------------------------------------------------------------------------------------------------------------------------

SHARES EXERCISED UNDER INCENTIVE STOCK
  OPTION PLAN (NOTE 14)                          67,412       $   703,797           $      -           $      -         $   703,797

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (NOTE 14)                    10,723           234,081                  -                  -             234,081

DIVIDENDS PAID ($.44 PER SHARE)                       -                 -         (2,065,718)                 -          (2,065,718)

NET REALIZED LOSSES ON MARKETABLE EQUITY
  SECURITIES (NOTE 2)                                 -                 -                  -         (1,502,398)         (1,502,398)

NET INCOME FOR YEAR ENDED DECEMBER 31,
  1996                                                -                 -          6,904,769                  -           6,904,769

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                    4,790,914       $27,538,316        $62,842,636       $   (504,200)       $ 89,876,752
------------------------------------------------------------------------------------------------------------------------------------




                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                  1996                   1995                  1994
================================================================================================================================
Cash Flows from Operating Activities:
Net Income                                                           $  6,904,769          $  1,897,509           $  4,502,057
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Amortization of:
       Mortgage servicing rights                                          214,204                --                    --
       Loan premium                                                       --                     --                    227,329
       Deferred loan fees                                              (2,776,582)           (2,811,971)            (4,093,454)
       Discount amortization on mortgage-backed bonds                     --                     85,456                488,344
       Deposit base premium                                               844,139             1,161,555              1,161,555
     Net (gain) loss on sale of:
       Loans                                                           (1,477,889)             (210,907)               (62,926)
       Real estate held for development or sale                          (723,734)               27,519               (607,270)
     Net (gain) loss on securities activities                            (715,861)              (90,119)               455,785
     Provision for losses on:
       Loans                                                            1,261,000             1,633,500                281,000
       Real estate held for development or sale                           467,839             5,751,878              5,035,000
     Depreciation and amortization                                      2,378,284             2,594,707              2,324,433
     Decrease in income taxes payable                                  (1,212,643)             (625,072)            (3,429,970)
     Net increase (decrease) in accrued interest payable                  668,924              (429,572)               850,897
     Net increase in accrued interest receivable                       (1,025,310)             (784,252)              (824,047)
     Mortgage loans originated as held for sale                       (82,314,959)          (95,486,430)           (43,243,567)
     Proceeds from loans sold                                          89,888,860            85,199,481             64,345,990
     Purchase of trading account securities                               --                     --                (38,632,428)
     Sale of trading account securities                                   --                     --                 41,186,243
     Other, net                                                          (399,814)           (1,413,193)            (3,257,118)
--------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $  11,981,227        $   (3,499,911)         $  26,707,853
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Principal payments on loans                                      $ 210,119,026         $ 189,475,781          $ 232,721,340
   Mortgage loans originated as held to maturity                     (244,243,850)         (187,803,991)          (325,621,537)
   Purchase of loan participations                                    (17,271,208)             (480,600)           (15,878,519)
   Purchase of securities held to maturity                                --                (25,439,665)          (112,933,571)
   Maturity and payments of securities held to maturity                   --                  4,407,494              1,950,000
   Purchase of securities available for sale                         (129,018,962)          (44,599,634)           (37,569,321)
   Maturity and payments of securities available for sale              36,469,121            25,868,987             17,362,213
   Sale of securities available for sale                               46,822,850            52,059,260             14,154,170
   Purchase of office property and equipment, net                      (1,869,479)           (2,252,721)            (3,524,626)
   Purchase of FHLB stock and FHLMC preferred stock                    (3,287,100)           (1,658,300)              (624,017)
   Investment in real estate held for development or sale                (906,018)           (7,395,962)            (7,483,809)
   Proceeds from sales of real estate held for development or           6,549,043            10,514,376             11,857,704
   sale
   Proceeds from sale of foreclosed property                            8,455,250            10,027,330              7,420,578
   Other, net                                                              85,498             1,004,526               (743,186)
--------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            $ (88,095,829)        $  23,726,881          $(218,912,581)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net (decrease) increase in deposit accounts                      $  (9,425,223)        $ (39,317,075)         $ 114,098,168
   Net increase (decrease) in checking accounts                         7,111,742            (1,605,570)             1,914,368
   Proceeds from FHLB advances                                        507,300,000           253,200,000            183,000,000
   Repayments of FHLB advances                                       (406,300,000)         (200,700,000)          (183,800,000)
   Securities sold under agreement to repurchase, net                 (15,858,000)          (29,570,000)            64,978,000
   Payments on mortgage-backed bonds                                   (6,462,509)           (1,520,742)            (6,737,652)
   Bank and other borrowings, net                                         --                     --                   (396,236)
   Proceeds from stock options exercised and dividends                    937,878               347,011                404,889
   reinvested
   Dividends paid to shareholders                                      (2,065,718)           (2,044,056)            (2,028,617)







--------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            $  75,238,170        $  (21,210,432)         $ 171,432,920
--------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           $    (876,432)       $     (983,462)         $ (20,771,808)
Cash and cash equivalents at the beginning of the year                 17,854,046            18,837,508             39,609,316
--------------------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT DECEMBER 31                       $  16,977,614         $  17,854,046          $  18,837,508
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Interest paid                                                    $  59,285,957         $  59,964,999          $  43,128,214
   Cash payments of income taxes                                        5,140,133             1,908,100              5,238,392
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of noncash investing and
  financing activities:
   Loans exchanged for mortgage-backed securities                   $    --             $      --                $   8,434,201
   Additions to real estate acquired through foreclosure                8,477,195             6,171,463             11,905,163
   Transfer securities from trading to held to maturity                  --                    --                    4,875,000
   portfolio
   Transfer securities from trading to available for sale                --                    --                   10,014,089
   portfolio
   Transfer securities from held to maturity to available for            --                 223,766,211                --
   sale portfolio
   Unrealized losses (gains) on available for sale securities           2,415,749            (3,762,095)             2,175,077
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               CALIFORNIA FINANCIAL HOLDING COMPANY AND SUBSIDIARY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                               NOTE 1: SUMMARY OF
                        SIGNIFICANT ACCOUNTING POLICIES

        The following describes the significant accounting policies, not disclosed elsewhere in the notes to the consolidated financial statements, which California Financial Holding Company and Subsidiary follow in preparing and presenting their consolidated financial statements.

Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. The Company is a financial services holding company engaged primarily in the savings and loan business through Stockton Savings Bank. The Bank, organized in 1887, converted in 1990 from a state-chartered to a federally-chartered institution which provides financial services through traditional banking activities. In addition, the Bank has other subsidiaries which are engaged primarily in real estate acquisition, development and financing activities. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions which could affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and income and expense for the period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years consolidated financial statements to conform to the 1996 presentation.

Cash and Cash Equivalents

         The Company considers all highly liquid assets purchased with maturities of three months or less to be cash equivalents. These include interest-bearing deposits at other financial institutions, other short-term investments and securities purchased under agreements to resell.

Investment and Mortgage-Backed Securities

         In accordance with regulation, the Bank maintains an amount at least equal to 5% of average daily withdrawable savings accounts plus short-term borrowings in U.S. Government and other securities that are readily convertible to cash. The Bank classifies debt and equity securities into one of three categories: held to maturity, available for sale or trading. Securities held to maturity are limited to debt securities that the holder has the positive intent and ability to hold to maturity, and are reported at amortized cost.

Amortization is computed using a method which approximates the interest method. Securities held for trading are limited to debt and equity securities that are held principally to be sold in the near term, and are reported at fair value with unrealized gains and losses reflected in earnings. Securities held as available for sale consist of all other securities and are reported at fair value with unrealized gains and losses reflected as a separate component of stockholders equity. Realized gains and losses for securities classified as available for sale are included in earnings, and are derived using the specific identification method for determining the cost of securities sold.

         Interest and dividends on investment securities include interest earned on investment securities, amortization of related premiums and discounts and dividends earned on stock of the Federal Home Loan Bank of San Francisco.

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

Loans Receivable

         Loans are recorded at cost, net of discounts or premiums, unearned fees and deferred fees. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio adjusted for anticipated prepayments. The Bank measures an impaired loan based upon the present value of future cash flows discounted at the loans effective rate, the loans observable market price, or fair value of the collateral if the loan is collateral dependent. Generally, the factors utilized to determine impairment include delinquency, borrower financial weaknesses and collateral value deterioration. Interest is normally accrued to income as earned. All loans defined as impaired and all loans 90 days or more delinquent, record interest income on a cash basis. Since substantially all of the Bank's loans are collateral-dependent, losses are charged-off at the point of foreclosure and the asset is written down to fair market value. The Bank does not apply the above standard of measurement to large groups of homogeneous loans under $500,000 that are collectively evaluated for impairment, consisting of primarily residential loans.

Mortgage Servicing Rights

         On January 1, 1996, the Bank implemented Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122). SFAS 122 requires that the rights to service mortgage loans for others be recognized as a separate asset, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans is allocated between the loan and the servicing rights based upon their relative fair values. The statement also requires the assessment of all capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

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

         Real estate acquired through settlement of loans is recorded at fair value at the date of foreclosure and at the lower of carrying value or market value less estimated selling costs thereafter.

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

         The effect on interest expense from swaps is recognized currently over the terms of the agreements and is shown as an adjustment to interest on the hedged liability. The option premium paid on caps is included in other assets in the statement of financial condition and is amortized to interest expense on a straight-line basis over the term of the agreement. Amounts receivable, if any, are recognized as a reduction of interest expense. These instruments are used only to hedge asset and liability portfolios, and are not used for speculative purposes.

Deposit Base Premium

         The Company's branch acquisitions have been accounted for under the purchase method of accounting in accordance with applicable accounting requirements. Assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The excess of cost over fair value of the net assets acquired was classified as deposit base premium based upon a core deposit study and is being amortized over eight years on a method that approximates deposit runoff. At December 31, 1996, $425,000 of deposit base premium had a remaining life of four years.

Loan Origination Fees

         Loan origination fees, offset by certain direct costs of origination, are recognized as an adjustment to yield over the life of the loan using the effective interest method, which results in a constant return.

Federal Home Loan Bank Stock

         The Bank is a member of the Federal Home Loan Bank System and as such is required to own capital stock in an amount specified by regulation, generally 1% of net outstanding residential loans receivable. At December 31, 1996 and 1995, the Bank owned 136,823 and 103,952 shares, respectively, of $100 par value capital stock of the Federal Home Loan Bank of San Francisco.

Office Property and Equipment

         Depreciation of office property and equipment is computed on a straight-line basis over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease or the estimated useful life of the asset, whichever is less. Maintenance and repairs are charged to expense when incurred, and improvements are capitalized.

Fair Value of Financial Instruments

         The fair value of financial instruments is disclosed throughout the various notes herein as of December 31, 1996 and 1995. Market quotes for investments and borrowings were obtained from representative over-the-counter quotations based on transactions from major market publications. Fair value of loans and savings deposits was calculated by estimating the net present value of future cash flows using current market rates of interest. Prepayment assumptions were obtained from standard industry publications.

Taxes on Income

         The Company accounts for income taxes using the asset and liability method. Under this method, annual income tax expense is matched with pre-tax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net income for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Share

         Income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Common stock equivalents do not have a material effect on the income per share calculation.

Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS

No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                          NOTE 2: CASH AND SECURITIES

Cash and Interest-Bearing Deposits

         The Banks short-term liquid investments consist primarily of deposits with the Federal Home Loan Bank and mutual fund investments. The mutual fund investments consist of overnight and short-term maturity type funds. The Bank's investment in overnight mutual funds totaled $1,144,836 and $4,423,776 at December 31, 1996 and 1995, respectively. These funds yielded 7.07% and 5.86%, respectively, and are backed by U.S. Government securities bought under repurchase agreements and Federal Funds.

Investment Securities

         The Bank's investment portfolio is comprised primarily of U.S. Government and agency securities and collateralized mortgage obligations (CMO's) which are backed by mortgage-backed securities issued by agencies. The amortized cost and estimated market values of investment securities are as follows at December 31:


--------------------------------------------------------------------------------------------------------------------------
                                                                         GROSS               GROSS              ESTIMATED
                                                   AMORTIZED          UNREALIZED          UNREALIZED             MARKET
                                                     COST                GAINS              LOSSES                VALUE
--------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE 1996:

U.S. GOVERNMENT & AGENCY SECURITIES           $ 43,556,608         $    8,528          $   278,865         $ 43,286,271

CMO'S                                          158,718,104            683,831            1,638,785          157,763,150

OTHER SECURITIES                                    10,000                 --                  280                9,720

--------------------------------------------------------------------------------------------------------------------------

TOTAL AVAILABLE FOR SALE                      $202,284,712         $  692,359          $ 1,917,930         $201,059,141

--------------------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE 1995:

U.S. GOVERNMENT & AGENCY SECURITIES           $ 47,808,939         $  327,903          $   117,333         $ 48,019,509

CMO'S                                           95,329,548            494,824              774,257           95,050,115

OTHER SECURITIES                                    10,000                 --                  280                9,720

--------------------------------------------------------------------------------------------------------------------------

TOTAL AVAILABLE FOR SALE                      $143,148,487         $  822,727          $   891,870         $143,079,344

--------------------------------------------------------------------------------------------------------------------------


         The market value of these investment securities is estimated based on prices published in financial newspapers or bids from securities dealers.

         The Bank held $7.5 million in structured notes issued by government agencies at December 31, 1996 and 1995, and are included with the U.S. Government and agency issues.

         The maturities of Bank investments as of December 31, 1996 are as follows:


----------------------------------------------------------------------
                              ESTIMATED
                              AMORTIZED          MARKET      YIELD BY
                                COST             VALUE       MATURITY
----------------------------------------------------------------------

AVAILABLE FOR SALE:

WITHIN 1 YEAR            $ 10,579,273       $ 10,521,598       5.41%

1 - 5 YEARS                37,125,633         36,925,969       6.16%

6 - 10 YEARS                3,045,908          3,017,631       6.31%

OVER TEN YEARS            151,533,898        150,593,943       6.87%

----------------------------------------------------------------------
                         $202,284,712       $201,059,141       6.66%
----------------------------------------------------------------------


         Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from contractual maturities summarized above.

         The Bank was permitted to make a one-time transfer of investment and mortgage-backed securities classified as held to maturity into available for sale. During 1995, the Bank made a decision to restructure its balance sheet by selling mortgage-backed securities from the held to maturity portfolio. As a result, the Bank's entire held to maturity portfolio consisting of securities with an amortized cost of $69,381,748 and a market value of $68,425,509, was transferred to the available for sale portfolio. In accordance with the provisions of SFAS 115, available for sale securities are recorded at market value with the offsetting unrealized gain or loss netted against shareholders' equity. At December 31, 1996, the Bank recorded a decrease to shareholders' equity of $1,502,398 as a result of net unrealized losses on securities, net of tax effect. This compares to an increase to shareholders' equity of $2,184,267 as a result of net unrealized gains on securities, net of tax effect at December 31, 1995.

         The Bank sold $20,504,000 of securities available for sale during 1996, recognizing gross gains of $91,199 and gross losses of $84,972. During 1995, the Bank sold $6,987,813 of securities available for sale, recognizing gross gains of $4,989 and gross losses of $40,916. This compares to sales of $14,154,170 during 1994, recognizing gross losses of $66,374.

Trading Account Securities

         During 1994, trading account operations were discontinued by the Bank, and the remaining securities were transferred out of the trading portfolio at market value. The Bank had no balance in the trading portfolio as of December 31, 1996 and 1995. In 1994, the Bank transferred $10,014,089 of trading securities to the available for sale portfolio after recognizing gross losses of $309,563, and $4,875,000 to the held to maturity portfolio after recognizing gross losses of $126,563. The Bank sold $41,186,243 of U.S. Government and agency securities from the trading portfolio in 1994, realizing gross gains of $38,285 and gross losses of $226,708.

                       NOTE 3: MORTGAGE-BACKED SECURITIES

         Amortized cost and estimated market values of mortgage-backed securities at December 31 are as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                   GROSS                GROSS              ESTIMATED
                                             AMORTIZED           UNREALIZED          UNREALIZED              MARKET
                                               COST                GAINS               LOSSES                VALUE
---------------------------------------------------------------------------------------------------------------------
1996
AVAILABLE FOR SALE:

FHLMC MORTGAGE-BACKED SECURITIES         $ 54,074,475        $  501,146           $   279,208         $ 54,296,413

FNMA MORTGAGE-BACKED SECURITIES            28,438,999           121,354                45,481           28,514,872

GNMA MORTGAGE-BACKED SECURITIES            13,814,608           132,420                    --           13,947,028

SBA LOAN POOLS                              4,482,403            19,099                21,054            4,480,448

FHA TITLE 1 SECURITIES                      1,995,752                --               227,245            1,768,507

---------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE FOR SALE                 $102,806,237        $  774,019           $   572,988         $103,007,268
---------------------------------------------------------------------------------------------------------------------
1995
AVAILABLE FOR SALE:

FHLMC MORTGAGE-BACKED SECURITIES         $ 82,793,531       $2,007,281        $    57,592        $ 84,743,220

FNMA MORTGAGE-BACKED SECURITIES            30,169,481          505,419                 --          30,674,900

SBA LOAN POOLS                              1,065,462               --                 --           1,065,462

FHA TITLE 1 SECURITIES                      2,580,751               --            798,947           1,781,804

---------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE FOR SALE                 $116,609,225       $2,512,700        $   856,539        $118,265,386
---------------------------------------------------------------------------------------------------------------

         During 1996, sales of mortgage-backed securities totaled $26,318,850, recognizing gross gains of $572,198 and gross losses of $20,866. This compares to sales of $45,071,447 in 1995, recognizing gross gains of $561,867 and gross losses of $435,821. No sales of mortgage-backed securities occurred in 1994.

         The following mortgage-backed securities were pledged as collateral for borrowings at December 31:

--------------------------------------------------------------------------------

                                                          1996            1995
--------------------------------------------------------------------------------

COLLATERALIZED MORTGAGE OBLIGATION (NOTE 9) SERIES B    $   -        $ 6,477,805
--------------------------------------------------------------------------------


                         NOTE 4: LOANS RECEIVABLE, NET

         Loans receivable, net by type of loan, at December 31, are summarized as follows:

------------------------------------------------------------------------------
                                                  1996               1995
------------------------------------------------------------------------------

RESIDENTIAL MORTGAGE LOANS:
  EXISTING STRUCTURES:

         1-4 UNIT DWELLINGS                   $ 748,324,776     $ 745,793,031

         5 OR MORE UNIT DWELLINGS                45,326,425        38,129,869

  CONSTRUCTION:

         1-4 UNIT DWELLINGS                      55,179,029        57,516,807

         5 OR MORE UNIT DWELLINGS                    45,256         1,278,289

------------------------------------------------------------------------------
  TOTAL RESIDENTIAL                           $ 848,875,486     $ 842,717,996
------------------------------------------------------------------------------
  COMMERCIAL LOANS                            $  68,322,484     $  55,517,994
------------------------------------------------------------------------------
  LAND LOANS                                  $  42,145,792     $  34,226,637

  OTHER LOANS

         EDUCATIONAL LOANS                    $       1,275     $      28,850

         SAVINGS LOANS                            2,057,822         2,196,837

         AUTO LOANS                               7,436,599                --

         CREDIT RESERVE LOANS AND OTHER           3,074,138           476,876
------------------------------------------------------------------------------
  TOTAL OTHER LOANS                           $  12,569,834     $   2,702,563
------------------------------------------------------------------------------
  TOTAL LOANS                                 $ 971,913,596     $ 935,165,190

------------------------------------------------------------------------------
  LESS:

         UNAMORTIZED LOAN FEES                $   5,054,108     $   5,628,452

         DISCOUNTS AND PREMIUMS, NET                174,071           292,631

         ALLOWANCE FOR LOAN LOSSES                7,276,710         8,173,807

------------------------------------------------------------------------------
         LOANS RECEIVABLE, NET                $ 959,408,707     $ 921,070,300
------------------------------------------------------------------------------
  WEIGHTED AVERAGE INTEREST RATE                       7.91%             7.92%
------------------------------------------------------------------------------



         At December 31, 1996 and 1995, the above table includes $7,057,252 and $13,153,264 of loans held for sale at book value, which were less than market.

         The estimated fair value of loans, as of December 31, is as follows:

-----------------------------------------------------------------------
                                   1996                      1995
-----------------------------------------------------------------------
  RESIDENTIAL                $ 843,395,000             $ 849,085,000

  COMMERCIAL                    67,125,000                51,059,000

  LAND                          41,383,000                32,733,000

  OTHER LOANS                   12,570,000                 2,703,000
-----------------------------------------------------------------------
  TOTAL                      $ 964,473,000             $ 935,580,000
-----------------------------------------------------------------------

         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, commercial, land and other loans. Each loan is further segmented into account types with similar characteristics.

         The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated discount and prepayment rates. Discount rates were based on published information with adjustments made, as required, by an estimate of the differences among products. Estimates of prepayment speeds were obtained from published information. For loans considered to have a low propensity to prepay and/or no historical prepayment data available, a conservative estimate was used. Fair value of nonperforming loans was based on estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates were judgementally determined using available market information and specific borrower information.

         Loans in process, primarily related to construction loans, committed but unfunded, amounted to $31,549,000 and $34,810,000 at December 31, 1996 and 1995, respectively.

         The Bank serviced loans and participating interests in loans owned by investors in the amount of $573,896,980 and $548,462,487 as of December 31, 1996 and 1995, respectively.

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122 (Statement 122), "Accounting for Mortgage Servicing Rights", an amendment of FASB Statement No. 65. Statement 122 requires a mortgage banking enterprise to recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. This statement also requires that these capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. In assessing impairment, the mortgage servicing rights capitalized after adoption of Statement 122 are to be stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment is to be recognized through a valuation allowance for each impaired stratum.

         Mortgage servicing rights are recorded at the lower of cost or present value of the estimated net future servicing income. The recorded cost is amortized in proportion to, and over the period of, estimated future servicing income adjusted to reflect the effect of prepayments received and anticipated. The carrying value of mortgage servicing rights is stratified into pools based on loan type and note rate. The fair value of such pools is evaluated in relation to the estimated future discounted net servicing income over the estimated remaining loan lives.

         The following is a summary of activity of mortgage servicing rights originated for 1996:

          ------------------------------------------------------
          Balance December 31, 1995               $     --

          Additions                                1,043,825

          Amortization                               (52,802)

          Estimated Reserve                         (161,402)
          ------------------------------------------------------
          Balance Decvember 31, 1996              $  829,621

          ------------------------------------------------------

         The fair value of capitalized mortgage servicing rights at December 31, 1996 was approximately $830,000.

         Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Note 8.

         At December 31, 1996, 1995 and 1994, there were 88, 79 and 82 mortgage loans, respectively, with unpaid principal balances of approximately $8,144,000, $8,010,000 and $7,466,000, respectively, which were past due for three months or more or were in the process of foreclosure. The interest that would have been accrued on these loans, but was not, amounted to $377,241, $262,975 and $370,911 for 1996, 1995 and 1994, respectively.

         Impaired loans, as defined in Note 1, include troubled debt restructuring and loans on which there is a probability that the Bank will not be able to collect all amounts due. The following summarizes the balances relating to impaired loans for 1996 and 1995:

----------------------------------------------------------------------------
As of December 31,                           1996               1995
----------------------------------------------------------------------------
Outstanding Loan Balances                $ 2,443,412        $ 10,270,248

Loans with Valuation Allowances            1,755,264           5,218,830

Valuation Allowances                         756,000           1,190,000

Commitments to Advance Funds                  37,634             666,893

Average Balance for Year                   7,634,498           9,053,868
----------------------------------------------------------------------------

         The Bank records interest income on loans classified as impaired or past due for three or more months on a cash basis.

         Interest income recorded on impaired loans at year-end was $152,084, $387,681 and $424,294 for 1996, 1995 and 1994, respectively.

         Activity in the allowance for loan losses is as follows:

------------------------------------------------------------------
Balance at December 31, 1993                    $  9,965,000

  Provision for Losses                               281,000

  Charge-Offs                                     (2,520,500)
------------------------------------------------------------------
Balance at December 31, 1994                    $  7,725,500

  Provision for Losses                             1,633,500

  Charge-Offs                                     (1,185,193)
------------------------------------------------------------------
Balance at December 31, 1995                    $  8,173,807

  Provision for Losses                             1,261,000

  Charge-Offs                                     (2,158,097)
------------------------------------------------------------------
Balance at December 31, 1996                    $  7,276,710
------------------------------------------------------------------

         The allowance for loan losses relates entirely to loans secured by real estate. Consumer loans represent a minor portion of the Bank's total portfolio. Losses determined in this portfolio are written off directly against the asset.

         All mortgage loans are secured by real estate in California, generally located within the Bank's primary lending territory (i.e., Central Northern California). The Bank's credit risk is therefore related to the economic condition of the Central Valley. Loans are made on the basis of a secure repayment source; however, collateral is generally a secondary source for loan qualification. On occasion, loans have been purchased that are secured by single-family residences in Southern California and Northern California's Bay Area.

                              NOTE 5: REAL ESTATE
                          HELD FOR DEVELOPMENT OR SALE

         Real estate development and sale activities are conducted primarily through Stockton Service Corporation, a wholly-owned service corporation of the Bank. Capsulized financial information for Stockton Service Corporation follows:


Statements of Financial Condition
------------------------------------------------------------------------------------------------
At December 31                                                  1996                     1995
------------------------------------------------------------------------------------------------
Assets:

   Cash                                                    $   150,896              $   413,057

   Real estate held for development at cost:

     Partially developed and completed projects              1,134,352                6,542,931

     Land held for development/sale                            544,732                2,547,910

     Capitalized interest                                       25,144                  518,483

     Less:  Loss reserves                                     (715,315)              (3,106,250)

-------------------------------------------------------------------------------------------------
     Total real estate held                                $   988,913             $  6,503,074

   Other assets                                              2,537,728                3,174,030
-------------------------------------------------------------------------------------------------
   Total assets                                           $  3,677,537             $ 10,090,161
-------------------------------------------------------------------------------------------------
Liabilities:

   Notes payable - Stockton Savings                       $  3,600,000             $  8,900,000

   Notes Payable - others                                            0                        0

   Other liabilities                                         1,937,229                2,823,194

Stockholders' equity                                        (1,859,692)              (1,633,033)
-------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity        $  3,677,537             $ 10,090,161
-------------------------------------------------------------------------------------------------


Statements of Operations
-----------------------------------------------------------------------------------------------------------------------
Years ended December 31                                         1996                1995                 1994
-----------------------------------------------------------------------------------------------------------------------
Income:
   Gain (loss) on sale of real estate held
     for development, net                                       $   166,703        $    (27,985)          $   472,766
   Provision for losses                                             (37,839)         (4,121,878)           (2,650,000)
   Other income                                                      88,522              54,531                 7,959
-----------------------------------------------------------------------------------------------------------------------
Total income (loss)                                             $   217,386        $ (4,095,332)          $(2,169,276)
-----------------------------------------------------------------------------------------------------------------------
Expenses:
   Interest expense                                             $   421,135         $   977,921           $ 1,250,225
   Less:  Interest capitalized                                      (10,487)           (162,292)             (532,566)







   General and administrative expense                               185,374             280,910               377,312
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                                  $   596,022         $ 1,096,539           $ 1,094,971
-----------------------------------------------------------------------------------------------------------------------
Loss before tax                                                 $  (378,636)        $(5,191,871)          $(3,264,246)
-----------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                 (151,977)         (2,083,913)           (1,310,203)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                        $  (226,659)        $(3,107,958)          $(1,954,043)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------
Years ended December 31                                           1996                1995                 1994
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operations:
   Net loss                                                     $  (226,659)       $ (3,107,958)        $  (1,954,043)
   Provision for losses                                              37,839           4,121,878             2,650,000
   (Gain) loss on sale of real estate                              (166,703)             27,985              (472,766)
   Increase (decrease) in income taxes payable                      170,119              (6,611)             (173,744)
   Increase (decrease) in net accrued interest                       29,871             (21,156)                  632
   Other, net                                                      (454,653)                891              (296,178)
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operations                       $  (610,186)       $  1,015,029         $    (246,099)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Investments in real estate                                   $  (906,018)       $ (6,476,575)        $  (8,852,726)
   Proceeds from sales of real estate                             6,549,043          10,514,376            11,857,704
   Decrease in notes receivable, net                                  5,000          --                       378,265
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                       $ 5,648,025         $ 4,037,801           $ 3,383,243
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Notes payable, net                                           $(5,300,000)        $(4,900,000)          $(3,135,802)
-----------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                           $(5,300,000)        $(4,900,000)          $(3,135,802)
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                 $  (262,161)        $   152,830           $     1,342
Cash at the beginning of the year                                   413,057             260,227               258,885
-----------------------------------------------------------------------------------------------------------------------
Cash at the end of the year                                     $   150,896         $   413,057           $   260,227
-----------------------------------------------------------------------------------------------------------------------

         Activity in the allowance for losses is as follows:

-----------------------------------------------------------
Balance at December 31, 1993             $  2,089,858
Provision for losses                        2,650,00
Charge-offs                                (1,031,583)
-----------------------------------------------------------
Balance at December 31, 1994             $  3,708,275
Provision for losses                        4,121,878
Charge-offs                                (4,723,903)
-----------------------------------------------------------
Balance at December 31, 1995             $  3,106,250
Provision for losses                          37,839
Charge-offs                                (2,428,774)
-----------------------------------------------------------
Balance at December 31, 1996              $   715,315
-----------------------------------------------------------


         Also included in real estate held for development or sale is foreclosed real estate held by the Bank at December 31 as follows:

-------------------------------------------------------------------------
                                              1996              1995
-------------------------------------------------------------------------
Gross foreclosed real estate               $  7,589,236      $  9,829,616
Allowance for losses                         (1,595,173)       (3,852,507)
-------------------------------------------------------------------------
Net balance of foreclosed real estate      $  5,994,063      $  5,977,109
-------------------------------------------------------------------------

   Activity in the allowance for losses on foreclosed property is as follows:

----------------------------------------------------------------------
Balance at December 31, 1993                             $  1,674,655
Provision for losses                                        2,385,000
Charge-offs                                                  (917,294)
----------------------------------------------------------------------
Balance at December 31, 1994                             $  3,142,361
Provision for losses                                        1,630,000
Charge-offs                                                  (919,854)
----------------------------------------------------------------------
Balance at December 31, 1995                             $  3,852,507
Provision for losses                                          430,000
Charge-offs                                                (2,687,334)
----------------------------------------------------------------------
Balance at December 31, 1996                             $  1,595,173
----------------------------------------------------------------------


                            NOTE 6: ACCRUED INTEREST
                            AND DIVIDENDS RECEIVABLE

         Accrued interest and dividends receivable at December 31 are summarized as follows:
--------------------------------------------------------------------------------
1996 1995
--------------------------------------------------------------------------------
Loans receivable $ 4,758,004 $ 4,076,669 Mortgage-backed securities 663,373 775,906 Investment securities 1,471,778 1,046,078 Other 224,490 193,682
--------------------------------------------------------------------------------
Interest and dividends receivable $ 7,117,645 $ 6,092,335
--------------------------------------------------------------------------------

                              NOTE 7: SAVINGS AND
                               CHECKING ACCOUNTS

         Savings and checking accounts by type and rate as of December 31 are summarized as follows:

-------------------------------------------------------------------------------
                                                   1996              1995
-------------------------------------------------------------------------------
Passbook accounts at 2.20%                    $  47,059,022     $  47,423,181
NOW accounts at 1.05% and 1.10%                 115,723,409       108,611,667
Money market deposits at 2.50% and 2.60%         56,748,515        66,066,290
-------------------------------------------------------------------------------
                                              $ 219,530,946     $ 222,101,138
-------------------------------------------------------------------------------
Weighted average interest rate                         1.81%             1.96%
-------------------------------------------------------------------------------
Certificate accounts:
         2.00% to 2.99%                        $    353,690      $    509,137
         3.00% to 3.99%                           5,404,775         9,818,635
         4.00% to 4.99%                         187,906,227       132,273,975
         5.00% to 5.99%                         500,505,182       372,309,964
         6.00% to 6.99%                          37,582,507       213,362,130
         7.00% to 7.99%                           6,393,620         9,360,344
         8.00% to 8.99%                             157,347           271,416
         9.00% to 9.99%                                  --           141,036
-------------------------------------------------------------------------------
                                              $ 738,303,348     $ 738,046,637
-------------------------------------------------------------------------------
Weighted average interest rate                         5.32%             5.59%
-------------------------------------------------------------------------------
Total Savings                                 $ 957,834,294     $ 960,147,775
-------------------------------------------------------------------------------
Weighted average interest rate                         4.52%             4.75%
         (as of dates indicated above)

         The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of savings and checking accounts as of December 31, 1996 and 1995 was $956,571,000 and $961,625,000, respectively.

         Certificate accounts with balances of $100,000 or more totaled $165,551,165 and $171,026,736 at December 31, 1996 and 1995, respectively.
Broker-acquired deposits were $4,312,943 at December 31, 1995.

         At December 31, 1996, certificate maturities were as follows:

----------------------------------------------------------------
1997                                              $605,475,565
1998                                                97,815,731
1999                                                17,118,780
2000                                                    14,387
2001                                                         -
2002 and thereafter                                 17,878,885
----------------------------------------------------------------
                                                  $738,303,348
----------------------------------------------------------------


         Interest on savings accounts for the years ended December 31 is summarized as follows:


-----------------------------------------------------------------------------------------------------------------
                                                       1996                  1995                   1994
-----------------------------------------------------------------------------------------------------------------
Passbook Accounts                                       $ 1,033,619           $ 1,147,524            $ 1,237,088
NOW Accounts (including money market                      1,254,592             1,445,350              1,628,824
   NOW accounts)
Money Market and Certificate Accounts                    41,117,694            44,256,997             32,265,255
Interest Forfeitures                                       (174,275)             (204,825)              (152,166)
Hedging Effect of Interest Rate Swaps
   (Note 18)                                                489,977             1,384,833              3,241,210
------------------------------------------------------------------------------------------------------------------
Net Interest Expense                                    $43,721,607           $48,029,879            $38,220,211
------------------------------------------------------------------------------------------------------------------

         Interest credited to customer deposits amounted to $35,507,193, $39,994,929 and $30,584,198 in 1996, 1995 and 1994, respectively.

                       NOTE 8: ADVANCES FROM THE FEDERAL
                        HOME LOAN BANK OF SAN FRANCISCO

         Each Federal Home Loan Bank (FHLB) is authorized to make advances to its member associations, subject to such regulations and limitations as the FHLB may prescribe. As of December 31, 1996 and 1995, the Bank had pledged its stock in the Federal Home Loan Bank of San Francisco and real estate loans with outstanding principal balances of approximately $278,437,020 and $318,461,647, respectively, to secure current as well as future borrowings. In addition, investment securities with a market value of $132,411,847 were pledged as collateral for FHLB advances as of December 31, 1996. No securities were pledged at December 31, 1995.

         The maturity schedules for advances outstanding as of December 31, 1996 and 1995 is shown in the following table:

-------------------------------------------------------------------------------
                                                    PRINCIPAL AMOUNT
-------------------------------------------------------------------------------
Maturity             Interest Rates            1996                1995
-------------------------------------------------------------------------------
1996                      5.44%            $ -                  $ 62,500,000
1997                  5.64 - 6.04%           100,500,000          10,000,000
1998                  5.91 - 6.00%            85,500,000          60,000,000
1999                  6.28 - 6.94%            50,500,000          20,000,000
2000                      7.24%               10,000,000          10,000,000
Thereafter                6.53%               17,000,000                -
-------------------------------------------------------------------------------
                                            $263,500,000        $162,500,000
-------------------------------------------------------------------------------
Weighted Average Interest Rate
   (as of dates indicated above)                    5.97%               5.98%
-------------------------------------------------------------------------------

         The fair value of FHLB advances was based on the discounted cash flows. The discount rate is estimated using the rates currently offered for advances of similar remaining maturities. The estimated market value of advances from the Federal Home Loan Bank at December 31, 1996 and 1995 was $264,014,000 and $163,607,000, respectively.

         The interest on advances is payable monthly. The Bank paid interest on advances of $13,398,635, $7,145,216 and $5,811,011 for the years ended December 31, 1996, 1995 and 1994, respectively.

                             NOTE 9: COLLATERALIZED
                              MORTGAGE OBLIGATIONS

         On December 16, 1987, Stockton Securities Corporation issued Series B Collateralized Mortgage Obligations (the "Bonds"), totaling $56,700,000 (net of discounts, $50,959,288) pursuant to an indenture dated January 1, 1985. Concurrent with the issuance of the Bonds, the Bank transferred Federal Home Loan Mortgage Corporation participation securities (the "FHLMC Securities") to Stockton Securities Corporation with aggregate principal balances of approximately $56,960,000 to serve as collateral for the Bonds. The weighted average pass-through rates on the FHLMC Securities were 9.0%. The Bonds were prepaid in full pursuant to the terms of the indenture on August 20, 1996. Subsequent to the prepayment, Stockton Securities Corporation transferred the FHLMC Securities with aggregate principal balances of $5,280,380 back to the Bank. The outstanding principal balances of the FHLMC Securities amounted to approximately $6,738,000 at December 31, 1995.

         At December 31, 1995, the Bonds had a remaining principal balance of $6,462,509 and a fair market value of approximately $6,477,000 with an interest rate of 8.25%. The fair market value of Series B was calculated from actual market quotes of the Bonds.


                            NOTE 10: SECURITIES SOLD
                         UNDER AGREEMENTS TO REPURCHASE

         The Bank enters into sales of U.S. Government securities and mortgage-backed securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The following is a summary of these securities at December 31:


-------------------------------------------------------------------------------
                                             1996                    1995
-------------------------------------------------------------------------------
Securities Sold Under Agreements
  to Repurchase                             $ 19,550,000         $ 35,408,000
Average Balance during the year               26,089,788           59,197,595
Maximum Balance at any month-end              59,879,000           95,571,000
Weighted Average Interest Rate                      5.64%                5.90%
-------------------------------------------------------------------------------



         These agreements are collateralized by U.S. Government securities and mortgage- backed securities. The related collateral was held by the dealer. The estimated market value of securities sold under agreements to repurchase as of December 31, 1996 and 1995 was $19,538,000 and $35,404,000, respectively.


                             NOTE 11: INCOME TAXES

         The Company and Bank file consolidated federal income tax returns on a calendar year basis. In 1995 and 1994 if certain conditions are met in determining taxable income, the Bank is allowed a special bad debt deduction based on a percentage of taxable income (8% in those years) or on specified experience formulas. The Bank used the percentage of taxable income method for bad debt deductions in 1995 and 1994. Effective for 1996, however, the Bank is only allowed a bad debt deduction equal to its actual net charge-offs.

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

         Federal income and state franchise tax expense (benefit) in the consolidated statements of operations is comprised of the following:


---------------------------------------------------------------------------------------------
1996                                CURRENT              DEFERRED                   TOTAL
---------------------------------------------------------------------------------------------
FEDERAL INCOME TAX EXPENSE       $ 2,285,000            $ 1,379,000             $ 3,664,000
CALIFORNIA FRANCHISE
         TAX EXPENSE                 898,000                540,000               1,438,000
---------------------------------------------------------------------------------------------
                                  $3,183,000            $ 1,919,000             $ 5,102,000
---------------------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------------------
FEDERAL INCOME TAX EXPENSE        $1,476,000            $  (354,000)            $ 1,122,000
CALIFORNIA FRANCHISE
         TAX EXPENSE               1,272,000               (864,000)                408,000
---------------------------------------------------------------------------------------------
                                  $2,748,000            $(1,218,000)             $1,530,000
---------------------------------------------------------------------------------------------
1994
---------------------------------------------------------------------------------------------
FEDERAL INCOME TAX EXPENSE        $4,271,000            $(2,719,000)             $1,552,000
CALIFORNIA FRANCHISE
         TAX EXPENSE                 919,000               (155,000)                764,000
---------------------------------------------------------------------------------------------
                                 $ 5,190,000            $(2,874,000)            $ 2,316,000
---------------------------------------------------------------------------------------------

         Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns filed. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to prior years' tax returns as filed.

         Under SFAS 109, the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant components of the deferred tax asset and liability amounts for the years ended December 31, 1996 and 1995 relate to the following:


------------------------------------------------------------------------------------------------------------------------
                                                                                    1997                   1995
------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  BOOK PROVISION FOR LOAN LOSSES IN EXCESS OF TAX                                  $ 3,263,000             $ 3,398,000
  BOOK PROVISION FOR LOSSES ON REAL ESTATE IN EXCESS OF TAX                            851,000               2,931,000
  STATE FRANCHISE TAXES                                                                213,000                 240,000
  TAX EFFECT OF UNREALIZED LOSSES                                                      389,000                       -
  CERTAIN IDENTIFIABLE INTANGIBLES                                                   2,896,000               1,488,000
  OTHER INCOME DEFERRED FOR TAX PURPOSES                                               869,000               1,177,000
  BOOK RESERVE ON MORTGAGE-BACKED SECURITIES                                           161,000                       -
------------------------------------------------------------------------------------------------------------------------
  TOTAL GROSS DEFERRED TAX ASSETS                                                  $ 8,642,000             $ 9,234,000
  LESS: VALUATION ALLOWANCE                                                                  -                       -
------------------------------------------------------------------------------------------------------------------------
  NET DEFERRED TAX ASSETS                                                          $ 8,642,000             $ 9,234,000
------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  LOAN FEE INCOME DEFERRED FOR TAX PURPOSES                                        $ 4,763,000             $ 4,544,000
  FHLB STOCK DIVIDENDS DEFERRED FOR TAX PURPOSES                                     2,626,000               2,131,000
  TAX DEPRECIATION IN EXCESS OF BOOK DEPRECIATION                                      455,000                 231,000
  TAX EFFECT OF UNREALIZED GAINS                                                             -               1,579,000
------------------------------------------------------------------------------------------------------------------------
  TOTAL DEFERRED TAX LIABILITIES                                                   $ 7,844,000             $ 8,485,000
------------------------------------------------------------------------------------------------------------------------
  NET DEFERRED TAXES                                                               $   798,000             $   749,000
-----------------------------------------------------------------------------------------------------------------------


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

         The reconciliation from the statutory income tax rate to the consolidated effective tax rate, expressed as a percentage of pre-tax income, is as follows:

--------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                  1996          1995        1994
--------------------------------------------------------------------------
STATUTORY FEDERAL TAX RATE               35.0%        35.0%        34.0%
CALIFORNIA FRANCHISE TAX,                 7.9%         7.9%        7.4%
  NET OF FEDERAL INCOME TAX BENEFIT
ADJUSTMENT TO AMORTIZATION EXPENSE         -            -         (7.4%)
  AS A RESULT OF CHANGE IN TAX LAW
OTHER                                    (0.4%)        1.7%          -
--------------------------------------------------------------------------
                                         42.5%        44.6%        34.0%

                              NOTE 12: REGULATORY
                         CAPITAL & STOCKHOLDERS' EQUITY

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain a minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Bank's actual capital amounts and ratios are also presented in the table:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                       TO BE WELL
                                                                         FOR CAPITAL                CAPITALIZED UNDER
(DOLLARS IN THOUSANDS)                        ACTUAL                  ADEQUACY PURPOSES             PROMPT CORRECTIVE
                                                                                                    ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------------------------
                                       AMOUNT          RATIO         AMOUNT         RATIO         AMOUNT          RATIO
--------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996:
TOTAL CAPITAL
  (TO RISK-WEIGHTED ASSETS)             $92,723       12.69%          $58,475       8.00%          $73,094       10.00%
TIER 1 CAPITAL
  (TO RISK-WEIGHTED ASSETS)              86,409       11.82%           29,238       4.00%           43,856        6.00%
TIER 1 CAPITAL
  (TO AVERAGE ASSETS)                    86,409        6.62%           52,202       4.00%           65,254        5.00%
--------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995:
TOTAL CAPITAL
  (TO RISK-WEIGHTED ASSETS)             $83,083       12.12%          $54,819       8.00%          $68,524       10.00%
TIER 1 CAPITAL
  (TO RISK-WEIGHTED ASSETS)              76,440       11.16%           27,409       4.00%           41,114        6.00%
TIER 1 CAPITAL
  (TO AVERAGE ASSETS)                    76,440        6.00%           50,962       4.00%           63,703        5.00%
--------------------------------------------------------------------------------------------------------------------------


         At December 31, 1996, the Bank was required to deduct from capital 100% of the Bank's investment in real estate. This compares to a 60% deduction at December 31, 1995. The Bank's total loans and investments in its real estate investment subsidiary totaled $3.6 million and $8.9 million at December 31, 1996 and 1995, respectively.

         Retained earnings at December 31, 1996 includes $8,168,000 which has been allocated on a tax basis by the Bank to bad debt reserves for federal income tax purposes and for which no provision for income taxes has been made. If, in future periods, this amount is used for any purpose other than absorbing losses for bad debts, the Bank will be liable for federal income tax at the then current corporate tax rate. The Bank does not anticipate using this amount in a manner which will create a federal income tax liability. In addition, a liquidation account with a current balance of $428,499 is reserved by the Bank as a result of the Bank's conversion from a mutual to a stock association.


                             NOTE 13: PENSION PLAN

         Due to escalating costs, the Bank curtailed future benefit accruals and service under the noncontributory defined benefit pension plan (the Plan) by "freezing" the Plan June 30, 1995 under the provisions of Statement of Financial Accounting Standards No. 88. Assets of the Plan are maintained by a trustee and administered by the Bank's advisory board. In January 1987, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 87, on a prospective basis. The purpose of this pronouncement is to reflect in the projected benefit obligation all benefit improvements to which the Bank is committed as of the current valuation date and to use a market-related value of assets to determine pension cost. The Bank's policy is to fund the pension cost accrued on a projected benefit cost method. The Bank experienced pension income of $69,434 for the year ended December 31, 1996, compared to pension income of $1,167,587 for the year ended December 31, 1995, and a pension expense of $859,110 for 1994. The disclosed values utilized a 7.50%, 7.00% and 8.50% discount rate for December 31, 1996, 1995 and 1994, respectively. A 4.50% rate of compensation increase was used for December 31, 1994 and 1993; however, due to the Plan curtailment, compensation increases will have no future impact to the plan obligations. The pension expense is based on market conditions as of January 1, 1996, 1995 and 1994 and has been based on a discount rate of 7.00% for 1996, 8.50% for 1995 and 7.00% for 1994. The expected long-term rate of return on assets was 9.00% for all three years.

         The following table provides a reconciliation of the Plan's estimated funded status and amounts recognized in the Bank's financial statements at December 31:

-------------------------------------------------------------------------------
                                       1996           1995            1994
-------------------------------------------------------------------------------
PENSION BENEFIT OBLIGATIONS:
ACCUMULATED BENEFIT OBLIGATIONS:
  VESTED                            $3,078,827     $3,762,661      $2,674,534
  NONVESTED                            349,780        421,039         365,979
-------------------------------------------------------------------------------
                                    $3,428,607     $4,183,700      $3,040,513
-------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION        $3,428,607     $4,183,700      $4,794,442
MARKET VALUE OF PLAN ASSETS         (4,124,791)    (3,925,856)     (3,912,583)

-------------------------------------------------------------------------------
(OVERFUNDED) UNFUNDED
  PROJECTED BENEFIT OBLIGATION      $ (696,184)    $  257,844     $  881,859
UNRECOGNIZED NET TRANSITION
  OBLIGATION                                 -              -              -
UNRECOGNIZED NET TRANSITION ASSET            -              -        386,174
UNRECOGNIZED PRIOR SERVICE COSTS             -              -       (305,251)
UNRECOGNIZED NET GAIN                  705,328         50,404        513,053
ADDITIONAL LIABILITY                         -              -              -
-------------------------------------------------------------------------------
PENSION LIABILITY RECOGNIZED         $   9,144     $  308,248     $1,475,835
-------------------------------------------------------------------------------


Net pension cost for the year included the following components:
-------------------------------------------------------------------------------
                                       1996           1995           1994
-------------------------------------------------------------------------------
SERVICE COST                         $      0      $ 321,604      $ 822,657
INTEREST COST                         257,921        346,988        365,148
ACTUAL RETURN ON PLAN ASSETS         (555,917)    (1,011,502)        16,482
OTHER COMPONENTS - NET                228,562       (824,677)      (345,177)
-------------------------------------------------------------------------------
NET PERIODIC PENSION
  (BENEFIT) COST                     $(69,434)   $(1,167,587)     $ 859,110
-------------------------------------------------------------------------------


         Included in the Plan assets are 4,790 common shares of the Company's stock. The market value of these shares as of December 31, 1996 was $138,311. The market value of Company's stock held in the Plan as of January 31, 1997 was $138,012. Dividends received on Company stock were $2,107.

         On August 1, 1995, the Bank modified its 401(k) plan. Prior to August 1, 1995, the 401(k) was funded by the employees. On August 1, 1995, the 401(k) plan became a defined contribution profit sharing plan. The Bank makes a monthly cash contribution equal to 5% of each employee's base salary and an employer matching contribution of .25% for each 1.00% of employee contribution up to a maximum contribution of 1.00% by the Bank. The Bank also contributes 1.50% of each employee's base salary in CFHC stock on a monthly basis. The Bank's total contribution ranges therefore from 6.50% of base salary to 7.50% of base salary, depending on the level of employee contribution. The assets of the 401(k) plan are maintained by a trustee and administered by the employer. The administrative costs of the plan are paid by the Bank. These costs amounted to $22,777, $21,784 and $20,574 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Per the terms of the agreement and plan of merger between Temple-Inland Inc., and California Financial Holding Company, the Plan will be terminated May 15, 1997. On March 1, 1997, a contribution of $578,400, the maximum deductible contribution for the 1996 plan year, will be made to the Plan. Immediately prior to Plan termination, an additional payment of approximately $2 million will be made to fully fund the Plan. Upon approval by the Internal Revenue Service, distributions to Plan participants will be made by Temple-Inland, Inc.

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

         The per share weighted-average fair value of stock options granted during 1996 was $9.55 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 2.03%, risk-free interest rate of 6.47%, and an expected life of 9 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------
                                                 1996                 1995
-------------------------------------------------------------------------------
NET INCOME          AS REPORTED                $6,904,769          $1,897,509
                    PRO FORMA                   6,423,989           1,897,509
-------------------------------------------------------------------------------

         Pro forma net income reflects only options granted in 1996. No options were granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

         Information with respect to options under the above plan is summarized as follows:

-------------------------------------------------------------------------------
                                     WEIGHTED                         NUMBER
                                   AVERAGE PRICE                     OF SHARES
-------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1993        $ 10.11                         266,807
-------------------------------------------------------------------------------
  GRANTED (PRICE - $12.75)                                             50,000
  EXERCISED (PRICE - $4.89)                                           (10,910)
  EXERCISED (PRICE - $7.95)                                           (11,000)
  EXERCISED (PRICE - $8.18)                                            (6,531)
  EXERCISED (PRICE - $8.86)                                            (1,756)
-------------------------------------------------------------------------------
OUSTANDING, DECEMBER 31, 1994         $ 10.91                         286,610
-------------------------------------------------------------------------------
  EXERCISED (PRICE - $4.89)                                           (12,463)
  EXERCISED (PRICE - $8.18)                                           (10,993)
  EXERCISED (PRICE - $8.86)                                            (1,463)
  EXERCISED (PRICE - $13.41)                                           (1,619)
  EXPIRED (PRICE - $4.89)                                                (691)
-------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1995        $ 11.31                         259,381
-------------------------------------------------------------------------------

  GRANTED (PRICE - $19.63)                                             16,320
  GRANTED (PRICE - $21.38)                                             11,000
  GRANTED (PRICE - $22.00)                                             60,000
  EXERCISED (PRICE - $8.18)                                           (32,689)
  EXERCISED (PRICE - $8.86)                                            (6,376)
  EXERCISED (PRICE - $12.75)                                           (9,342)
  EXERCISED (PRICE - $13.41)                                          (18,318)
  EXERCISED (PRICE - $22.00)                                             (696)
-------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1996        $ 14.70                         279,280
-------------------------------------------------------------------------------
  (PRICE - $8.18)                                                      42,824
  (PRICE - $8.86)                                                      19,111
  (PRICE - $12.75)                                                     40,658
  (PRICE - $13.41)                                                     90,063
  (PRICE - $19.63)                                                     16,320
  (PRICE - $21.38)                                                     11,000
  (PRICE - $22.00)                                                     59,304
-------------------------------------------------------------------------------
                                                                      279,280
-------------------------------------------------------------------------------
SHARES CURRENTLY EXERCISABLE          $ 14.70                         279,280
-------------------------------------------------------------------------------
SHARES AVAILABLE FOR FUTURE GRANTS                                     24,568
-------------------------------------------------------------------------------


         The options outstanding on December 31, 1996 had a weighted average outstanding life of 7 years.

         The Company also paid $.44 per share in cash dividends in 1996, 1995 and 1994 totaling $2,065,718, $2,044,056 and $2,028,617, respectively.

         A dividend reinvestment program was introduced in October 1991. This plan provides for the issuance of additional stock at a 3% discount from prevailing market prices. During 1996 and 1995, 10,723 and 10,184 shares were issued under this plan, adding $234,081 and $161,540, respectively, to stockholders' equity. As a result of the merger agreement with Temple-Inland, the dividend reinvestment program has been discontinued in 1997.


                            NOTE 15: PARENT COMPANY
                             FINANCIAL INFORMATION

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

         Unconsolidated financial information for the Company follows:

-------------------------------------------------------------------------------
STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------
AT DECEMBER 31,                                  1996                  1995
-------------------------------------------------------------------------------
ASSETS:
  CASH                                        $ 1,806,254          $ 1,797,993
  INVESTMENT IN SUBSIDIARY                     88,153,509           83,836,341
  OTHER ASSETS                                      7,007                  933
-------------------------------------------------------------------------------
TOTAL ASSETS                                  $89,966,770          $85,635,267
-------------------------------------------------------------------------------
LIABILITIES:
  ACCOUNTS PAYABLE TO SUBSIDIARY              $         0          $    33,046
  OTHER LIABILITIES                                90,018                    0
  STOCKHOLDERS' EQUITY                         89,876,752           85,602,221
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND                         $89,966,770          $85,635,267
  STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------




-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   1996           1995          1994
-------------------------------------------------------------------------------
INCOME:
  INTEREST INCOME                      $   57,260     $  118,106      $  97,533
  DIVIDEND FROM SUBSIDIARY              1,800,000        550,000      2,350,000
  UNDISTRIBUTED NET INCOME
    OF SUBSIDIARY                       5,819,565      1,470,578      2,344,328
-------------------------------------------------------------------------------
GROSS OPERATING INCOME                 $7,676,825     $2,138,684     $4,791,861
GENERAL AND ADMINISTRATIVE EXPENSES     1,080,152        246,474        231,155
-------------------------------------------------------------------------------
INCOME BEFORE TAXES                    $6,596,673     $1,892,210     $4,560,706
INCOME TAX (BENEFIT) EXPENSE             (308,096)        (5,299)        58,649
-------------------------------------------------------------------------------
NET INCOME                             $6,904,769     $1,897,509     $4,502,057
-------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                              1996                 1995                 1994
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                         $6,904,769           $1,897,509           $4,502,057
  ADJUSTMENTS TO RECONCILE NET
   INCOME TO NET CASH PROVIDED
   BY OPERATIONS:
     UNDISTRIBUTED NET
      INCOME OF SUBSIDIARY                           (5,819,565)          (1,470,578)          (2,344,328)
DECREASE (INCREASE) IN OTHER
  ASSETS AND OTHER LIABILITIES                           50,897               12,754             (25,185)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                      $1,136,101           $  439,685           $2,132,544
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  DIVIDENDS PAID                                    $(2,065,718)         $(2,044,056)         $(2,028,617)
  PROCEEDS FROM ISSUANCE OF STOCK                       937,878              347,011              404,889
-----------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES               $(1,127,840)         $(1,697,045)         $(1,623,728)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                     $     8,261          $(1,257,360)         $  (508,816)
CASH AT BEGINNING OF YEAR                             1,797,993            3,055,353            2,546,537
-----------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                  $1,806,254           $1,797,993           $3,055,353
-----------------------------------------------------------------------------------------------------------



                             NOTE 16: INTEREST RATE
                               EXCHANGE CONTRACTS

         Results from interest rate swap agreements, exchanging interest rate flows on notional principal amounts for 1996, 1995 and 1994 were as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                              INTEREST RATE AT                   NET INTEREST EXPENSE FOR THE YEARS
      NOTIONAL           TERMINATION           DEC. 31, 1995                               ENDED DEC. 31,
  PRINCIPAL AMOUNT          DATE               PAID RECEIVED                   1996                1995                1994
-------------------------------------------------------------------------------------------------------------------------------
$25,000,000             2/95                      MATURED                   $       -          $  158,671          $1,184,678
 25,000,000            12/95                      MATURED                           -             700,959           1,035,751
  5,000,000             8/94                      MATURED                           -                   -              35,234
  5,000,000             3/95                      MATURED                           -              21,316             142,739
  5,000,000             7/96                      MATURED                      16,000              33,558              88,767
                                            FIXED        VARIABLE
 15,000,000             3/97                7.36%         4.84%               355,805             350,237             522,116
                                            FIXED        VARIABLE
 10,000,000             7/97                6.18%         4.84%               118,172             120,091             231,925
                                            FIXED        VARIABLE
 15,000,000             6/98                5.44%         5.61%               (59,942)           (152,690)            163,042
-------------------------------------------------------------------------------------------------------------------------------
                                                                             $430,035          $1,232,142          $3,404,252
-------------------------------------------------------------------------------------------------------------------------------


         Although interest rate exchange contracts have no book value of principal, SFAS No. 107 requires disclosure of fair value based upon the cost of terminating these agreements which is estimated to be $48,000 and $628,000 at December 31, 1996 and 1995, respectively.

         Of the variable rates paid to the Bank on the agreements, $25,000,000 are indexed to the FHLB Eleventh District Cost of Funds and the remaining $15,000,000 are indexed to one-month LIBOR.

         On December 30, 1994, the Bank paid a fixed option premium of $255,000 for an interest rate cap agreement in exchange for future interest income on a $30,000,000 notional principal amount to the extent that LIBOR exceeds 7.50%. The agreement expires on December 30, 1997. Amortization of the premium totaled $85,000 in 1996 and 1995. No amortization of the premium was affected in 1994.

         The fair market value of the interest rate cap agreement was $12,000 and $15,500 on December 31, 1996 and 1995, respectively.


                              NOTE 17: COMMITMENTS

         The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses in its lending process. As of December 31, 1996 and 1995, the Bank had outstanding commitments to fund or purchase real estate loans in the amount of $14,479,391 and $12,865,845, respectively. Of these, approximately 47% and 50% were for variable rate loans in 1996 and 1995, respectively. The Bank typically sells the major portion of its fixed-rate loan originations to minimize interest rate risk. The Bank generally enters into forward sales of loans or mortgage-backed securities to protect the loans held for sale and loans committed from market pricing losses resulting from rising interest rates. At December 31, 1996, 1995 and 1994, the Bank had outstanding commitments to sell loans and mortgage-backed securities of $8,538,000, $9,024,000 and $4,297,000, respectively, to provide this protection of its unsold loans held for sale and committed loans. These commitments are short-term in nature, and the fair value is based on prevailing offering prices in the secondary market for similar loans expected to fund within 30 days. The net gains from the resulting loan sales were $1,478,000, $211,000 and $63,000 for 1996, 1995 and 1994, respectively.

         The Bank issues letters of credit relating to its real estate development and real estate development loans. The balance of these commitments was $3,374,000 and $9,443,000 as of December 31, 1996 and 1995. Loans sold with recourse totaled $4,582,218 and $4,979,016 as of December 31, 1996 and 1995, respectively.

         The Board of Directors of the Company has established a quarterly dividend policy. The Board declared cash dividends totaling $.44 in 1996 and 1995. On January 21, 1997, the Board of Directors of the Company declared a regular quarterly dividend of $.11 per share, payable February 15, 1997, to holders of record on February 3, 1997. The total dividend was approximately $527,000.

         Certain properties are leased by the Bank under operating-type leases expiring at various dates through the year 2019. Lease rental expense for 1996, 1995 and 1994 amounted to $500,875, $518,327 and $487,751, respectively.

         The following summarizes, by year, the future minimum rental payments as of December 31, 1996:

-----------------------------------------------------------------
Years Ending December 31                      Rental Payments
-----------------------------------------------------------------

1997                                            $   592,461

1998                                                591,118

1999                                                484,692

2000                                                402,346

2001                                                285,987

2002 and thereafter                               4,066,927

-----------------------------------------------------------------
                                                $ 6,423,531
-----------------------------------------------------------------


                          NOTE 18: SALE OF THE COMPANY

         On December 9, 1996, the Company announced its intention to merge with Temple-Inland, Inc. ("TI"), subject to approval of the Company's shareholders and primary regulator. Terms of the agreement provide for the shareholders of the Company to receive a combination of Temple-Inland common stock and cash valued at $30 per share, for a total consideration of approximately $150 million. The transaction is expected to close in the second quarter of 1997. Additionally, in connection with execution of the merger agreement, the Company granted TI an option, exercisable under certain conditions, to purchase 940,095 shares of its common stock, at a price of $27.25 per share.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDTED)

                             (Dollars in Thousands)

         Selected quarterly results of oeprations for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:


-----------------------------------------------------------------------------------------------------
                                                                INCOME BEFORE
                                                     PROVISION    ACCOUNTING
                             INTEREST  NET INTEREST   FOR LOAN    CHANGE AND                EARNINGS
                              INCOME     INCOME        LOSSES    INCOME TAXES  NET INCOME  PER SHARE
-----------------------------------------------------------------------------------------------------
First quarter 1996            $23,577   $  9,229      $  265      $  4,383      $  2,553     $ 0.54
Second quarter 1996            24,815     10,176         256         4,984         2,896       0.60
Third quarter 1996             25,154     10,324         525        (1,732)       (1,041)     (0.22)
Fourth quarter 1996            25,217     10,089         215         4,372         2,495       0.52
-----------------------------------------------------------------------------------------------------

                              $98,763   $ 39,818      $1,261       $12,007       $ 6,905     $ 1.44
-----------------------------------------------------------------------------------------------------

First quarter 1995            $21,758   $  7,646      $  265       $ 1,451       $   834     $ 0.18
Second quarter 1995            22,614      7,535       1,301        (1,266)         (794)     (0.17)
Third quarter 1995             23,391      7,990          68         2,625         1,524       0.32
Fourth quarter 1995            23,365      8,584           -           618           334       0.07
-------------------------------------------------------------------------------------------------------

                              $91,128    $31,755      $1,634        $3,428        $1,898     $ 0.40
-----------------------------------------------------------------------------------------------------

First quarter 1994            $19,073    $ 8,821      $ (221)       $3,007        $1,869     $ 0.40
Second quarter 1994            19,970      8,952         282         2,476         1,349       0.29
Third quarter 1994             20,869      8,488         740          (637)          120       0.02
Fourth Quarter 1994            21,215      8,015        (500)        1,972         1,184       0.25
-----------------------------------------------------------------------------------------------------

                              $81,127    $34,276       $ 281        $6,818        $4,502     $ 0.96
-----------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors, California Financial Holding Company:

         We have audited the accompanying consolidated statements of financial condition of California Financial Holding Company and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Financial Holding Company and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

         As discussed in Notes 1 and 4 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," in 1996.


                                                     /s/ KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP
                                                     Sacramento, California
                                                        February 21, 1997

ITEM  9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information regarding Directors and Officers of California Financial Holding Company is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on April 28, 1997 and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding Executive Remuneration and Transactions is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on April 28, 1997 and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information regarding Security Ownership of Certain Beneficial Owners and Management is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on April 28, 1997 and incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions is contained in the Proxy Statement and Notice of Annual Meeting of Stockholders to be held on April 28, 1997 and incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

        A.       Index to Consolidated Financial Statements

    1.  a.  Selected Five-Year Financial Information
        b. Consolidated Statements of Financial Condition at December 31, 1996 and 1995
        c. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
        d. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
        e. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
        f.  Notes to the Consolidated Financial Statements
        g.  Independent Auditors' Report

    2. All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

 B.   Exhibits

         See Exhibit Index on page 101-103.


 C.   Reports on Form 8-K

      California Financial filed a Current Report on Form 8-K on December 23, 1996 relating to the signing of a definitive agreement and Plan of Merger with Temple-Inland Inc. See "Business-Merger with Temple-Inland Inc.,"
      Item 1.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CALIFORNIA FINANCIAL HOLDING COMPANY
                                              Registrant

     03-17-97                      BY: /s/Robert V. Kavanaugh
----------------------                ----------------------------------
       DATE                                 ROBERT V. KAVANAUGH
                                      President, Chief Operating Officer

     03-17-97                      BY: /s/Jane R. Butterfield
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


BY: /s/DAVID K. REA                                                03-17-97
    ---------------------------------------------           --------------------
    DAVID K. REA, Chairman of the Board                            DATE

BY: /s/ROBERT V. KAVANAUGH                                         03-17-97
    ---------------------------------------------           --------------------
    ROBERT V. KAVANAUGH, Director                                  DATE

BY: /s/DENNIS DONALD GEIGER                                        03-17-97
    ---------------------------------------------           --------------------
    DENNIS DONALD GEIGER, Director                                 DATE

BY: /s/G. THOMAS EGAN                                              03-17-97
    ---------------------------------------------           --------------------
    G. THOMAS EGAN, Director                                       DATE

BY: /s/JERALD KIRSTEN                                              03-17-97
    ---------------------------------------------           --------------------
    JERALD KIRSTEN, Director                                       DATE

BY: /s/GERALD L. BARTON                                            03-17-97
    ---------------------------------------------           --------------------
    GERALD L. BARTON, Director                                     DATE

                                  EXHIBIT INDEX


Exhibit No.    Exhibit                                                  Page
-----------    -------                                                  ----


2.01 Agreement and Plan of Merger by and among Temple-Inland Inc., California Financial Holding Company, Guaranty Federal Bank, F.S.B. and Stockton Savings Bank, F.S.B. dated as of December 8, 1996. (Incorporated by reference to Exhibit 2.01 to Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-21937) filed on March 17, 1997.)

2.02 Stock Option Agreement between Temple-Inland Inc. and California Financial Holding Company dated as of December 8, 1996. (Incorporated by reference to Exhibit 2.02 to Amendment No. 1 of the Registration Statement on Form S-4 (Registration No. 333-21937 filed on March 17, 1997.)

3.1          Certificate of Incorporation of California
             Financial Holding Company. (Incorporated by reference to Exhibit C to the Prospectus and Proxy Statement filed as part of the Post-
             Effective Amendment on Form S-8 to the
             Registration Statement on Form S-4,
             Registration No. 33-19998 ("Registration
             Statement").


3.2          Bylaws of California Financial Holding Company
             (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended
             December 31, 1995.)


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


10.6 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Robert V.
             Kavanaugh. (Incorporated by reference to
             Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1995.)


10.7 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Jane R.
             Butterfield. (Incorporated by reference to
             Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1995.)


10.8 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and W. Henry Claussen. (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1995.)

10.9 Severance Agreement dated as of June 21, 1993, as amended and restated as of March 18, 1996, between Stockton Savings and Morris W. Knight.
             (Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended
             December 31, 1995.)


10.10         Stockton Savings Bank Executive Compensation
              Plan. (Incorporated by reference to Exhibit
              10.10 to Annual Report on Form 10-K for the year ended December 31, 1995.)


10.11         Stockton Savings and Loan Association
              Directors' Retirement Plan. (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1995.)


10.12 Stockton Savings Tax Deferred 401(k) Plan-Defined Contribution Plan. (Incorporated by reference to Exhibit 4.1(a) to the Registration Statement on Form S-8 (Registration No. 33-96308) filed on August 29, 1995.)


10.13        Stockton Savings Tax Deferred 401(k) Plan -
             Adoption Agreement #003. (Incorporated by reference to Exhibit 4.1(b) to Post -Effective
             Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-96308) filed on November 3, 1995.)


10.14 Amendment dated March 26, 1996, effective as of November 21, 1994, to Severance Agreement dated as of June 21, 1993 between Stockton Savings and David K. Rea. (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1995.)

21.1 Subsidiaries of the Registrant. (Incorporated by reference to Item 1. "Business in Subsidiaries and Affiliates in this Form 10-K.)



23.1         Consent of KPMG Peat Marwick LLP


27           Financial Data Schedule