Form 10-Q
period 1997-03-31
CALIFORNIA FINANCIAL HOLDING CO
filed 1997-05-14
CIK 828976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended MARCH 31, 1997

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

         CLASS                          OUTSTANDING AT MARCH 31, 1997

  Common Stock, $.01 par value                 4,740,914 shares

                          Part 1. FINANCIAL INFORMATION
                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                       Consolidated Statement of Condition
                                   (unaudited)

                                                           March 31, 1997       Dec. 31, 1996       March 31, 1996
                                                           --------------      --------------       --------------
Cash, including non-interest-bearing deposits              $    7,868,817      $   14,280,370       $    9,245,266
Interest-bearing deposits                                       3,836,011           2,697,244            8,266,395

Investments securities:
  Securities available for sale, at market                    186,322,617         201,059,141          170,932,719
Mortgage-Backed Securities:
  Available for sale, at market                                98,800,471         103,007,268          103,834,619

 Loans held for sale, at lower of cost or market                7,280,839           7,057,252            6,863,063
Loans receivable, net of loss reserves of
 $7,448,119, $7,276,710 and $8,178,214 respectively           996,460,729         983,900,530          959,972,054
Less: loans in process                                         39,989,909          31,549,075           37,654,694
                                                           --------------      --------------       --------------
Net loans receivable                                       $  956,470,820      $  952,351,455       $  922,317,360
                                                           --------------      --------------       --------------
Real estate held for development or sale,
 net of loss reserves of $2,190,589, $2,310,488 and
 $4,950,658 respectively                                   $    5,713,558      $    6,982,976       $   10,223,507
Office property and equipment                                  19,832,399          20,261,053           20,537,533
Federal Home Loan Bank stock                                   13,903,300          13,682,300           10,529,900
Accrued interest and dividends receivable                       7,650,363           7,117,645            6,416,040
Deposit base premium                                              386,883             424,515              768,056
Mortgage servicing rights                                         996,978             829,621              255,363
Other assets, net                                               5,988,563           7,628,460            7,378,155
                                                           --------------      --------------       --------------
TOTAL ASSETS                                               $1,315,051,619      $1,337,379,300       $1,277,567,976
                                                           ==============      ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Savings and checking accounts                              $  973,128,319      $  957,834,294       $  962,928,193
Advances from FHLB                                            231,000,000         263,500,000          177,500,000
Collateralized mortgage obligation                                  --                   --              5,985,373
Securities sold under agreements to repurchase                 12,293,000          19,550,000           37,506,000
Accrued interest payable                                        2,004,338           1,849,992            2,124,787
Other liabilities, net                                          5,088,566           4,768,262            5,255,991
                                                           --------------      --------------       --------------
TOTAL LIABILITIES                                          $1,223,514,223      $1,247,502,548       $1,191,300,344

Stockholders' Equity
Serial preferred stock, 4,000,000 shares
 authorized, no shares outstanding                                   -                   -                    -
Capital stock, 12,000,000 shares authorized
 4,765,793, 4,740,914 and 4,677,615 shares
 outstanding                                               $       47,627      $       47,409       $       46,776
Paid in capital in excess of par                               27,804,520          27,490,907           26,718,705
Unrealized (loss) gain on securities available for
 sale, net of tax                                              (1,322,267)           (504,200)            (541,095)
Retained earnings, substantially restricted                    65,007,516          62,842,636           60,043,246
                                                           --------------      --------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                 $   91,537,396      $   89,876,752       $   86,267,632
                                                           --------------      --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,315,051,619      $1,337,379,300       $1,277,567,976
                                                           ==============      ==============       ==============



                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          For the three months ended:
                                                                  March 31, 1997            March 31, 1996
                                                                  --------------            --------------
INTEREST INCOME
Interest and fees on loans                                        $  20,005,870             $  18,948,219
Interest and dividends on investments                                 5,195,321                 4,628,406
                                                                  -------------             -------------
TOTAL INTEREST INCOME                                             $  25,201,191             $  23,576,625
                                                                  -------------             -------------
INTEREST EXPENSE
Interest on savings                                               $  10,918,845             $  11,397,806
Interest on short-term borrowings                                       210,445                   427,753
Interest on long-term borrowings                                      3,612,984                 2,526,682
                                                                  -------------             -------------
TOTAL INTEREST EXPENSE                                            $  14,742,274             $  14,352,241
Less: interest capitalized                                                 --                      (8,297)
                                                                  -------------             -------------
NET INTEREST EXPENSE                                              $  14,742,274             $  14,343,944
                                                                  -------------             -------------
NET INTEREST INCOME                                               $  10,458,917             $   9,232,681
                                                                  -------------             -------------
Provision for loan losses                                               350,000                   265,000
                                                                  -------------             -------------
NET INTEREST INCOME LESS PROVISION FOR LOAN LOSSES                $  10,108,917             $   8,967,681
                                                                  -------------             -------------
OTHER INCOME
Gain (loss) on sale of:
  Loans                                                           $     374,948             $     421,426
  Real estate held for investment or sale                                27,058                    39,609
  Provisions for losses on real estate                                  (89,000)                  (35,000)
  Available for sale securities, net                                    129,899                   464,233
Operating losses on foreclosed real estate                             (102,407)                 (181,676)
Loan servicing fee income                                               377,503                   309,316
Other fee income                                                      1,189,210                 1,036,345
Write down of other assets                                              (64,969)                  (40,224)
Other income, net                                                       (85,556)                  (20,493)
                                                                  -------------             -------------
TOTAL OTHER INCOME (LOSS)                                         $   1,756,686             $   1,993,536
                                                                  -------------             -------------
NON-INTEREST EXPENSE
Compensation and other related benefits                           $   3,470,271             $   3,027,033
Occupancy                                                               724,634                   712,842
Advertising and promotion                                               208,269                   210,962
Data processing                                                         555,654                   570,170
Insurance                                                               336,712                   780,235
SAIF insurance recapitalization                                         660,556                      --
Other general & administrative expense                                1,147,852                   986,244
                                                                  -------------             -------------
Total general & administrative expense                            $   7,103,948             $   6,287,486
Amortization of deposit base premium                                     37,632                   290,389
                                                                  -------------             -------------
TOTAL NON-INTEREST EXPENSE                                        $   7,141,580             $   6,577,875
                                                                  -------------             -------------
Income before taxes                                               $   4,724,023             $   4,383,342
Income tax expense                                                    2,036,492                 1,830,772
                                                                  -------------             -------------
NET INCOME                                                        $   2,687,531             $   2,552,570
                                                                  =============             =============
EARNINGS PER SHARE                                                $        0.55             $        0.54
                                                                  =============             =============
CASH DIVIDENDS PER SHARE                                          $        0.11             $        0.11
                                                                  =============             =============

                      CALIFORNIA FINANCIAL HOLDING COMPANY
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     For the three months ended:
                                                                              March 31, 1997     March 31, 1996
                                                                              --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   2,687,531      $   2,552,570
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of:
    Mortgage servicing rights                                                         7,174             80,101
    Deferred loan fees                                                             (682,785)          (635,173)
    Deposit base premium                                                             37,632            290,389
  Net gain on sale of:
    Loans                                                                          (374,948)          (421,426)
    Real estate held for development or sale                                        (27,058)           (39,609)
  Net gain on securities activities                                                (129,899)          (464,233)
  Provision for losses on:
    Loans                                                                           350,000            265,000
    Real estate held for development or sale                                         89,000             35,000
  Depreciation and amortization                                                     600,412            654,634
 (Decrease) increase in income taxes payable                                      1,439,152             (9,851)
  Net increase in accrued interest payable                                          154,346            943,719
  Net increase in accrued interest receivable                                      (532,718)          (323,705)
  Mortgage loans originated as held for sale                                    (17,301,976)       (18,790,852)
  Proceeds from loans sold                                                       17,453,337         25,502,479
  Other, net                                                                         82,326         (2,178,030)
                                                                              -------------      -------------
                                                                              $   3,851,526      $   7,461,013
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on loans                                                 $  57,085,359      $  51,241,875
  Mortgage loans originated as held for investment                              (62,328,338)       (59,785,856)
  Purchase of loan participations                                                   (95,370)        (6,722,316)
  Purchase of securities available for sale                                            --          (48,093,325)
  Maturity and payments of securities held for investment                         6,388,601          7,467,929
  Purchase of securities available for sale                                      11,866,552         26,088,803
  Purchase of office property and equipment, net                                   (171,758)          (422,309)
  Purchase of FHLB stock                                                           (221,000)          (134,700)
  Investment in real estate held for development or sale                             (9,794)          (558,276)
  Proceeds from sales of real estate held for development or sale                   616,287          1,846,610
  Proceeds from sale of foreclosed property                                       2,152,752          2,209,097
  Other, net                                                                        264,192              5,654
                                                                              -------------      -------------
                                                                              $  15,547,483      $ (26,856,814)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposit accounts                                 $  14,137,627      $    (773,949)
  Net increase in checking accounts                                               1,156,398          3,554,367
  Proceeds from FHLB advances                                                    71,000,000        116,300,000
  Repayments of FHLB advances                                                  (103,500,000)      (101,300,000)
  Securities sold under agreement to repurchase, net                             (7,257,000)         2,098,000
  Payments on mortgage-backed bonds                                                    --             (477,136)
  Proceeds from stock options exercised and dividends reinvested                    313,831            165,043
  Dividends paid to shareholders                                                   (522,651)          (512,909)
                                                                              -------------      -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           $ (24,671,795)     $  19,053,416
Net decrease in cash and cash equivalents                                        (5,272,786)          (342,385)
Cash and cash equivalents at the beginning of the year                           16,977,614         17,854,046
                                                                              -------------      -------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                         $  11,704,828      $  17,511,661
                                                                              =============      =============
Supplemental disclosures of cash flow information:
  Interest paid                                                               $  14,547,928      $  13,408,522
  Cash payments of income taxes                                                      18,005            362,740
Supplemental disclosures of noncash investing and financing activities:
  Additions to real estate acquired through foreclosure                            1,551,769         1,236,146
  Unrealized losses on available for sale securities                                818,067          1,539,293


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         California Financial Holding Company ("California Financial" or "Company") was incorporated in 1988 in the State of Delaware. Its principal asset is Stockton Savings Bank ("Stockton Savings" or "Bank") a wholly-owned subsidiary which has been in existence since 1887. The investment in Stockton Savings is the Company's primary asset with the only other asset consisting of $1.8 million in cash, the result of dividends paid by the Bank to the Company. Because the Bank represents the Company's major asset, discussion in this text will focus primarily on the activities of Stockton Savings.

         On December 9, 1996, California Financial and Temple-Inland Inc. ("TI") announced the signing of a definitive Agreement and Plan of Merger (the "Merger Agreement") under which California Financial will merge with and into TI. The transaction is expected to close during the second quarter of 1997. Under the terms of the Merger Agreement, California Financial's shareholders will receive a combination of TI stock and cash valued at $30 per share for each share of California Financial stock they hold, for a total transaction value of approximately $150 million. Immediately following the consummation of the Merger, Stockton Savings will merge with and into Guaranty Federal Bank, F.S.B., a wholly owned subsidiary of TI. The transaction was approved by the Company's shareholders at the Annual Meeting held on April 28, 1997.

FINANCIAL CONDITION

         Total assets increased by $37.5 million over the past year primarily as a result of increases in loans and investments outstanding. The components of interest-bearing liabilities changed somewhat as deposits increased by $10.2 million, reverse repurchase agreements declined by $25.2 million and Federal Home Loan Bank advances increased by $53.5 million. The Company's total assets have decreased by $22.3 million in the first quarter of 1997 as a result of a decline in the investment portfolio. Interest-bearing liabilities decreased by $24.5 million in the first quarter of 1997 despite a $15.3 million increase in savings deposits, as Federal Home Loan Bank advances declined by $32.5 million. The lack of asset growth over the past quarter was primarily the result of the planned merger.

         Loan origination volume for the first three months of 1997 totaled $79.0 million compared to volume of $78.6 million for the first three months of 1996. Increases in short-term construction loans offset the decreases in fixed-rate single-family originations in the first quarter of 1997 as compared to the first quarter of 1996.

         A breakout of lending volume by type is shown below for the periods indicated:

                     Originations through
                           March 31
                         (in millions)
                                           1997        1996
Short-term construction loans                $42.9        $33.8
Permanent fixed-rate loans                    18.0         30.0
Permanent adjustable-rate loans               18.1         14.8
                                            ------       ------
TOTAL ORIGINATIONS                           $79.0        $78.6
                                            ======       ======

         The improving economy in the Bank's lending area led to the increases in the origination of presold speculative construction loans in the first quarter of 1997. While loans originated for the purchase of existing homes remained constant between the two periods, refinances declined by $11.1 million in 1997. The reduced interest rate environment early in 1996 led to increases in the origination and refinance of permanent fixed-rate loan originations relative to adjustable-rate mortgages during that period. Historically, adjustable-rate mortgages have been more popular in periods of rising interest rates, due particularly to attractive start rates offered on this product. Alternatively, fixed-rate mortgages have been more popular in low rate environments as the borrower seeks to lock in a low fixed rate. The Bank has traditionally retained most adjustable-rate product in portfolio and sold most permanent fixed-rate mortgages in an effort to limit exposure to rising interest rates. Loan sale activity of $17.5 million in the current year was down from the $25.5 million in sales recorded in the first three months of 1996, consistent with the decrease in fixed-rate mortgages originated this year.

         The balance of real estate held for development or sale has declined by $4.5 million from a year ago and by $1.3 million in the current year. Real estate held by the Bank at quarter-end consisted of $5.3 million in real estate owned through foreclosure and $385,000 in real estate held for investment purposes. The Bank is currently in the process of disposing of its real estate investments due to regulatory constraints. As a result, the balance has declined steadily over the past several years.

         The balance of real estate owned through the foreclosure process has increased by $319,000 from a year ago, however the balance has decreased by $665,000 as compared to December 31, 1996.

         A breakdown of the Bank's portfolio of real estate held is shown below as of the dates indicated:

                           Real Estate Held for Development
                                     or Sale, net
                                    (in thousands)

                                         3/31/97      12/31/96        3/31/96

Real estate owned through foreclosure    $ 5,329     $   5,994      $   5,010
Real estate held for development             385           989          5,214
                                       ---------     ---------      ---------
TOTAL                                  $   5,714       $ 6,983       $ 10,224
                                       =========     =========      =========

         At March 31, 1997, the Bank held investment and mortgage-backed securities with an amortized cost basis of $287.5 million. Under the guidelines of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all debt and equity securities are to be classified as either held to maturity, available for sale or held for trading. The Bank currently classifies its entire investment portfolio as available for sale. Under the provisions of FAS No. 115, all securities classified as available for sale must be carried at market value with the unrealized gains or losses recorded as an adjustment to stockholders' equity. At March 31, 1997, the Bank's investment portfolio was adjusted to market value with a net after tax loss of $1.3 million.

         The amortized cost and estimated market values of investment and mortgage-backed securities as of March 31, 1997 are as follows (in thousands of dollars):

                                                                   GROSS             GROSS
                                               AMORTIZED         UNREALIZED       UNREALIZED        ESTIMATED
                                                  COST             GAINS            LOSSES        MARKET VALUE
                                                  ----             -----            ------        ------------
AVAILABLE FOR SALE:

Investment securities:
U.S. Government & Agency Securities             $     42,536      $          2      $       440      $     42,098
CMO'S                                                145,316               731            1,832           144,215
Other securities                                          10                 -                -                10
                                                ------------      ------------       ----------      ------------
Total investment securities                     $    187,862      $        733      $     2,272      $    186,323
                                                ------------      ------------      -----------      ------------
Mortgage-backed securities:
FHLMC                                           $     52,098      $        127      $       590      $     51,635
FNMA                                                  27,658                 -              153            27,505
GNMA                                                  13,681                40                -            13,721
SBA Pools                                              4,306                10               38             4,278
FHA Title One                                          1,858                 -              197             1,661
                                                ------------      ------------      -----------      ------------
Total mortgage-backed securities:               $     99,601      $        177      $       978      $     98,800
                                                ------------      ------------      -----------      ------------
Total available for sale portfolio              $    287,463      $        910      $     3,250      $    285,123
                                                ============      ============      ===========      ============


                  NOTE:  Above adjustments are on a pre-tax basis.


RESULTS OF OPERATIONS

         The Company earned $2.7 million or $.55 per share for the first quarter of 1997 compared to earnings of $2.6 million or $.54 per share for the like quarter of 1996. Earnings in the current quarter were hindered by $661,000 in merger related expenses.

         Improved earnings the current quarter over last year's first quarter can be attributed to stronger core earnings from increased interest margins and an increase in fee income net of merger-related costs. Earnings in the first quarter of 1996 were aided by large gains realized on the sale of assets.

         The table below breaks out the components of the Bank's margin and spread for the periods indicated:

                                             Average for the quarter       *Weighted average as of
                                                 ended March 31,                   March 31,
                                            -------------------------      -------------------------
                                                               Basis-                         Basis-
                                                               Point                          Point
                                            1997      1996     Change      1997      1996     Change
Yield on interest-earning assets:
  Loan portfolio yield                      8.33%     8.23%     0.10%      7.93%     7.98%    (0.05)%
  Yield on marketable investments           6.66      6.59      0.07       6.67      6.58      0.09
  Weighted yield on assets                  7.92      7.84      0.08       7.63      7.64     (0.01)
Cost of funds:
  Cost of deposits                          4.52%     4.74%    (0.22)%     4.56      4.68%    (0.12)%
  FHLB advances & other borrowings          6.01      5.97      0.04       6.02      5.81      0.21
  Weighted cost of funds                    4.83      4.95     (0.12)      4.86      4.89     (0.03)

Interest rate spread                        3.09%     2.90%     0.19%      2.77%     2.75%     0.02%

Net yield on interest-earning assets        3.29%     3.07%     0.22%      2.96%     2.90%     0.06%
                                                                                            ----

* Does not consider the effect of amortization of loan fees.

         Improved net interest income in the current year relative to the first three months of 1996 was primarily the result of increasing yields on the loan portfolio, decreasing cost of funds, increases in the balance of assets outstanding as well as an improvement in the level of average interest-earning assets relative to average interest-bearing liabilities.

         Loan interest income increased by roughly $1.1 million for the first quarter of 1997 compared to 1996. A $39 million increase in the average balance of loans outstanding in the first quarter of the current year was primarily responsible for the earnings improvement although a 10-basis point increase in average yield of the portfolio also contributed to the increase. A larger percentage of construction and non-single family residential loans in the portfolio resulted in the improvement of the yield in the current year as compared to the previous year.

         Investment interest income increased by $567,000 this quarter relative to the first quarter of 1996. Interest income has increased due primarily to an increase in the average balance of investments outstanding. During 1996, the Bank purchased $129.0 million in securities with only $83.3 million in sales and payoffs to provide for the increase in the average balance. The securities purchased consisted primarily of adjustable-rate collateralized mortgage obligations tied to current indices CMT that reprice monthly.

         Interest expense increased by $390,000 for the three month period compared to the same period in 1996. A $10.2 million dollar increase in the average balance of interest-bearing liabilities, including $53.5 million in borrowings, more than offset the 22-basis point drop in the cost of savings deposits. The reduction of deposit costs resulted from a change in Bank policy during 1996 to price less competitively in an effort to reduce future interest costs.

         The Bank's deposit costs include the negative impact of interest rate swaps. The swaps are structured for the Bank to pay a fixed amount of interest on a notional principal amount and to receive a variable amount of interest indexed to the Federal Home Loan Bank's Eleventh District Cost of Funds Index "COFI" on the same notional amount. This structure is designed to act as a hedge in period of rising interest rates. As a result, as the general interest rate environment increases, the Bank receives a benefit from the swaps while the reverse holds true in periods of falling rates. It should be noted that since the swaps are tied to COFI, which is a lagging index, the impact of any changes in the index will lag the general interest rate market, thereby providing a lagging benefit in periods of rising interest rates with the reverse holding true in falling rate environments. The swaps added $105,000 to interest expense in 1997 compared to $119,000 for the first three months of 1996.

         Declines in the cost of savings of 22-basis points for the first quarter 1997 relative to the prior year reduced savings interest expense by $526,000. The declining rate environment during 1996 as well as a concerted effort by the Bank to reduce deposit costs through less competitive pricing, are the primary reasons for the decline in deposit costs in the first quarter of 1997 as compared to 1996.

         Borrowing costs increased by $869,000 for the first quarter of 1997 relative to the prior year. Increased costs were entirely the result of borrowing growth that occurred between the two years. The average balance of borrowings outstanding for the first quarter of 1997 was $56.4 million higher than the first quarter of last year. The increase in average borrowings outstanding in the current year as compared to 1996 was the result of asset growth, particularly in the second quarter of 1996 as well as to replace the runoff of brokered and retail funds during that period.

         Interest rate spreads are expected to remain stable for the remainder of the year, reflecting stabilized deposit costs and a flat COFI index.

         The Bank's average margin continued to exceed average spread by 20 basis points for the first quarter of 1997. The Bank's success in reducing its level of nonperforming assets over the past year, as well as the increased sell-off of real estate held for development purposes, has provided the improvement from the first quarter of 1996 when average margin exceeded average spread by 17 basis points.

         Loan loss provisions established during the quarter totaled $350,000 which were somewhat higher than the level of loan loss provisions established in the first quarter of 1996, reflecting a slight increase in charge-offs in the current year.

         Noninterest income of $1.8 million was reported for the quarter compared to noninterest income of $2.0 million reported in the first quarter of 1996. Fee income increased $221,000 in the first quarter of 1997 as compared to the first quarter of 1996, however gains realized on the sale of loans and investment securities were $381,000 higher in the first quarter of 1996.

         In the first quarter of 1996, the Bank implemented Statement of Financial Accounting Standards No. 122 (SFAS 122) which requires that the rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. Implementation of SFAS 122 requires the recognition of a servicing asset (and thus, income) at the point of sale of a loan and therefore has the impact of increasing income compared to what would have been recognized had implementation not occurred. Servicing gains recognized in the first quarter of 1997 totaled $175,000, representing 47% of total loan sale gains recorded. This compares to $178,000 recognized during the first quarter of 1996 representing 42% of total loan sale gains recorded. A present value calculation model was utilized to compute the present value of future cash flows of the servicing rights based upon current assumptions including: costs of servicing the loans, the discount rate, prepayment speeds, float value and delinquency rates. Servicing fee income was reduced by $7,000 in the first quarter of 1997 as compared to $80,000 in the first quarter of 1996 to reflect declines in value on the servicing asset. The calculation of impairment was derived utilizing the same methods as described above for computing the original servicing asset by segregating the asset portfolio into major risk categories, predominately property type, loan term and interest rate. Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.

         The Bank sold $11.9 million in adjustable-rate collateralized mortgage obligations "CMO" investments classified as available for sale in the first quarter of 1997, recognizing gains of $130,000. This compares to $26.1 million in sales in the first quarter of 1996, recognizing net gains of $464,000. A majority of investments sold in 1996 were for the purpose of reducing balance sheet sensitivity to rising rates and consisted of 15-year fixed-rate mortgage-backed securities.

         Fee income from operations of $1.2 million has been recorded for the first quarter of 1997, up 14.8% compared to fees of $1.0 million reported in the like period of 1996. An increased number of checking accounts and corresponding fees are responsible for most of the earnings improvement.

         Fee income is expected to remain relatively consistent in the second quarter. The level of loan sale gains is expected to remain the same as originations of fixed-rate mortgages are expected to remain constant and interest rates are relatively flat. Due to the merger, investment sale activities will continue to be minimal.

         Excluding merger related costs of $661,000, noninterest expense decreased by $97,000 this year compared to the first quarter of 1996. The lower expense resulted from a $418,000 reduction in deposit insurance expense. In the third quarter of 1996, the Bank incurred a $6.6 million one-time assessment to recapitalize the SAIF insurance fund, thereby reducing the regular premium on an ongoing basis. Compensation expense increased $443,000 in the first quarter of 1997 as compared to the first quarter of 1996 as the Bank added two branches and an FHA lending operation during the latter part of 1996.

         The effective tax rate for the first three months of 1997 was 43.1% compared to a rate of 41.8% for the first three months of 1996. The higher rate this year results from the merger related expenses incurred by the company which are not tax deductible.

ASSET QUALITY

         The Bank has steadily reduced its level of nonperforming assets in the current quarter relative to year-end, 1996 and March 31, 1996.

         Detail on nonperforming assets is shown in the table below for the dates indicated:

                                        Nonperforming Assets
                                           (in thousands)

                                                   March 31, 1997      Dec. 31, 1996       March 31, 1996
Loans 90 days or more delinquent                     $   6,722            $ 7,300            $ 6,129
Troubled debt restructurings                             1,565              1,466              6,605
Real estate owned through foreclosure                    5,329              5,994              5,010
                                                     ---------           --------           --------
Net nonperforming assets                              $ 13,616           $ 14,760           $ 17,744
                                                     =========           ========           ========
Nonperforming assets/total assets                         1.04%              1.11%              1.39%


         As indicated above, the level of nonperforming assets has decreased by roughly $4.1 million from the prior year. Non-performing assets as a percentage of total assets was 1.04% at March 31, 1997, an improvement from 1.39% at March 31, 1996, and 1.11% at year end.

         Nonperforming assets as of quarter-end consisted of the following asset types:

                Nonperforming Assets by Type
                       (in thousands)
                       March 31, 1997

Commercial and multi-family real estate             $     976
Construction                                            1,048
1-4 family homes                                       10,168
Land                                                    1,424
                                                    ---------
                                                    $  13,616
                                                    =========

         By policy, the Bank does not accrue interest on loans that are 90 days or more delinquent. Interest on troubled debt restructurings is recorded on a cash basis only. Foregone interest on nonperforming loans through the first three months of 1997 totaled $172,000. Life-to-date unrecorded interest on these same loans totaled $1.5 million through quarter-end. A total of $91,000 in interest income has been recorded on these loans so far this year.

         Troubled debt restructurings represent loans that have been modified, usually as a result of financial difficulties experienced by the borrower, to terms that are more favorable than what would normally be offered. These modifications usually involve either a reduction in rates to below market, capitalization of interest due, or the requirement that monthly payments equate to the level of cashflow on the underlying property. The Bank's restructured assets are land and construction loans totaling $1.6 million originated during the peak of real estate values. The underlying properties have experienced a significant decline in value and the borrowers have limited financial resources. Approximately one third of the balance of restructured speculative development loans are in excess of 90 days delinquent, and the property underlying one of these loans is expected to revert back to the Bank in the second quarter. The restructured debt total above does not include $331,000 in interest that has been capitalized but has not been recognized in income. An additional $173,000 in interest on these loans has been accrued at quarter-end but not included in income.

         The Bank's level of loan loss reserves has declined since a year ago as a large number of loans with specific reserves have been charged-off. The level of loss reserves outstanding at any point in time is largely dependent on the amount and type of loans outstanding, level of classified and nonperforming loans and historical loss experience.

         The following table identifies the Bank's loan loss reserves at March 31, 1997 by loan type:

                                              Reserves         Percent of loans
                                           (in thousands)      in each category
                                             at 3/31/97         to total loans

1-4 family permanent loans                     $ 2,330               74.0%
Multi-family loans                               1,474                 4.8
Commercial real estate loans                     2,042                 7.3
Land, construction and development loans         1,602                13.9
TOTAL                                         --------               -----
                                               $ 7,448               100.0%
                                              ========               =====

         Although total loan loss reserves have declined by $730,000 from a year ago, the level of loan loss reserves to nonperforming loans has increased from 52.9% to 78.3%.

         Activity in the allowances for both loans and real estate for the first three months of 1997 is summarized below:

                               Loss Reserves
                               (in thousands)

                                          Loans       Real Estate
Balance, December 31, 1996            $   7,277         $   2,310
Provision for losses                        350                89
Charge-offs                               (179)             (208)
Recoveries                                   --                --
                                      ---------         ---------
Balance, March 31, 1997               $   7,448         $   2,191
                                      =========         =========

         The Bank is required by regulation to classify and monitor all assets exhibiting a defined weakness. The Bank's level of classified assets is summarized in the following table for the dates indicated:

                               Classified Assets
                                (in thousands)
                                     as of
                        3/31/97     12/31/96        3/31/96
Substandard            $ 24,509     $ 22,579       $ 36,116
Doubtful                     --           --             --
                       --------     --------       --------
TOTAL                  $ 24,509     $ 22,579       $ 36,116
                       ========     ========       ========


         The level of total classified assets declined by $11.6 million from the previous year due primarily to a $5.0 million improvement in the balance of troubled debt restructurings and the reduced balances of foreclosed real estate and real estate held for development purposes. The increase in classified assets from year end is attributable to a $2.5 million land loan that as of March 31, 1997 was 60 days delinquent.

INTEREST RATE SENSITIVITY

         The Bank's balance sheet has historically been exposed to some level of interest rate risk in a rising rate environment as most of its assets have been in the form of long-term, fixed-rate mortgages or lagging-index six-month repricing adjustable loans which are funded with short-term, frequently repricing deposits. During the past year, a concerted effort has been made to portfolio more adjustable-rate loans, sell off fixed-rate loans and investments as well as purchase current-index floating-rate investments. Restructuring also occurred on the liability side as deposit maturities were lengthened and additional long-term fixed-rate advances were added. In addition, the Bank has become less competitive in the pricing of its deposit base, which has further reduced the level of sensitivity to changing rates. The interest rate protection received from floating-rate assets is somewhat limited by lifetime rate caps which would take effect in high-rate environments. Similarly, benefits derived from current- index adjustable-rate mortgages are limited by periodic and lifetime interest rate caps as well as by six month to one year average repricing periods. The level of fixed-rate loans and mortgage-backed securities declined by $3.1 million from the previous year while adjustable-rate assets increased by $30.9 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required by regulation to maintain cash and certain short-term eligible investments equal to 5% of the average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar month. For the month of March, 1997, the average liquidity ratio was 5.06% despite a 4.97% ratio on March 31, 1997.

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

         As of March 31, 1997, the Bank had $47.1 million in collateral still available for short-term reverse repurchase agreements. These agreements are generally utilized on a short-term basis to meet daily operating needs. Additional short-term cash needs can also be met through the use of a line of credit with the FHLB. At quarter-end, approximately $119.3 million was still available through this borrowing source.

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

         The Bank's regulatory capital position at March 31, 1997 is set forth in the following schedule:


                                Regulatory capital position
                                       (in thousands)

                                        Tangible        Core        Risk-based
                                        --------        ----        ----------
Book capital                           $ 88,764      $ 88,764       $ 88,764
Unrealized losses on securities           1,322         1,322          1,322
Real estate investment deduction         (1,073)       (1,073)        (1,073)
Intangible deduction                       (487)         (487)          (487)
Loan loss reserves                            -             -          6,486
                                       --------      --------        -------
  Net regulatory capital               $ 88,526      $ 88,526       $ 95,012
Minimum required                         19,916        39,832         58,410
                                       --------      --------       --------
  Excess over minimum                  $ 68,610      $ 48,694       $ 36,602
                                       ========      ========       ========
Excess over "well capitalized"         $ 22,139           N/A       $ 22,000
                                       ========                     ========
Capital Ratio                             6.67%         6.67%         13.01%


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

         The Bank is currently considered "well capitalized" under applicable regulatory definitions, which has a positive impact on the level of deposit insurance premiums assessed and provides the Bank additional operating flexibility. The "well capitalized" designation requires that an institution's total risk-based capital to risk-weighted assets exceed 10%, its Tier 1 risk-based capital ratio (which is similar to the total risk-based ratio but excludes the inclusion of general loan loss reserves) exceed 6% of risk-weighted assets, and its core capital ratio exceed 5% of total adjusted assets. At March 31, 1997, the Bank's total risk-based capital, Tier 1 risk-based and core ratios were 13.01%, 12.12% and 6.67%, respectively. The Bank's risk-based capital ratio is currently $22.0 million above the minimum to be considered "well capitalized" and $36.6 million above the 8% regulatory minimum.

         Pursuant to recently enacted Federal tax legislation, savings institutions such as the Bank will receive, subject to a number of conditions, a "fresh start" with respect to the potential recapture of certain tax bad debt reserves. However, certain other reserves are required to be treated as taxable income over a six-year period beginning in 1996, which may be delayed up to two years if a savings association meets a newly developed mortgage originations test. Beginning in 1996, savings associations became subject to the same federal income tax treatment as commercial banks with the same levels of total assets. This legislation has eliminated the long-standing tax impediments to savings association conversions to commercial bank charters and should lower the after-tax cost of bank acquisitions of savings associations and the conversion or merger of these associations into commercial banks.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      NONE


ITEM 2.  CHANGES IN SECURITIES

      NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 28, 1997, the Stockholders of the Company approved the merger of California Financial into Temple-Inland, Inc. The transaction is expected to close during the second quarter of 1997, subject to regulatory approval. Under the terms of the Merger Agreement, California Financial's shareholders will receive a combination of TI stock and cash valued at $30 per share for each share of California Financial stock they hold, for a total transaction value of approximately $150 million. Subject to certain limitations, California Financial stockholders will be given the election to have the consideration for their shares paid in TI stock, cash or a combination of the two. TI, however, will issue no more than 1,692,000 shares of TI stock in the transaction. The Merger Agreement permits California Financial to terminate the transaction if the price of TI stock, as calculated, is below $40 per share, provided that the number of shares of TI stock issued in the transaction has not been increased.


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


                          CALIFORNIA FINANCIAL HOLDING COMPANY
                          ------------------------------------
                                       Registrant


     DATE: May 12, 1997        BY: /s/   ROBERT V. KAVANAUGH
                              --------------------------------
                               ROBERT V. KAVANAUGH
                               President, Chief Operating Officer




     DATE: May 12, 1997        BY: /s/   JANE R. BUTTERFIELD
                              --------------------------------
                               JANE R. BUTTERFIELD
                               Senior Vice President, Treasurer,
                                Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)